Form 10-Q
period 2016-09-30
Doers Education Asean Ltd
filed 2016-11-22
CIK 1672885

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-55630

DOERS EDUCATION ASEAN LTD.

(Exact name of registrant as specified in its charter)

COLLINS ISLAND ACQUISITION CORPORATION

(Former name of registrant as specified in its charter)

Delaware	81-2141471
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No☐

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at November 19, 2016
Common Stock, par value $0.0001	20,640,000
Documents incorporated by reference:	None

FINANCIAL STATEMENTS

Balance Sheet as of September 30, 2016 (unaudited)	1

Statements of Operations for the three months ended September 30, 2016 and period from April 4, 2016 (Inception) to September 30, 2016 (unaudited)	2

Statement of Cash Flows for the period from April 4, 2016 (Inception) to September 30, 2016 (unaudited)	3

Notes to Financial Statements (unaudited)	4 - 8

DOERS EDUCATION ASEAN LIMITED

BALANCE SHEET

September 30, 2016
(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$64
Total Assets	$64

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued liabilities	$2,000
Due to related party	2,500
Total Liabilities	4,500

Stockholders’ Deficit
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding September 30, 2016	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 20,640,000 shares issued and outstanding September 30, 2016	2,064
Discount on Common Stock	(2,000)
Additional paid-in capital	1,856
Accumulated deficit	(6,356)
Total stockholders’ deficit	(4,436)
Total Liabilities and Stockholders’ Deficit	$64

The accompanying notes are an integral part of these unaudited financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,	For the period from April 4, 2016 (Inception) to September 30,
	2016	2016
Revenue	$-	$-

Cost of Revenue	-	-

Gross Profit	-	-

Operating expenses	3,500	6,356

Operating Loss	(3,500)	(6,356)

Loss before income taxes	(3,500)	(6,356)

Income Tax Expense	-	-

Net loss	$(3,500)	$(6,356)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	20,006,882	19,895,222

The accompanying notes are an integral part of these unaudited financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the period from April 4, 2016 (Inception) to September 30,
2016
OPERATING ACTIVITIES
Net Loss	$(6,356)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	1,856
Changes in Operating Assets and Liabilities:
Accrued liability	2,000
Due to related party	2,500
Net cash provided by(used in) operating activities	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,064
Advance from related party	(2,000)
Net cash provided by financing activities	64

Net increase in cash	$64

Cash, beginning of period	-

Cash, end of period	$64

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-
Interest paid	$-

The accompanying notes are an integral part of these unaudited financial statements.

DOERS EDUCATION ASEAN LIMITED

Notes to Financial Statements

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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited condensed financial statements. Such unaudited condensed financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying unaudited condensed financial statements. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the period from April 4, 2016 (Inception) to September 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash and cash equivalents amounted to $64 as of September 30, 2016.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2016.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2016 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2016, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On November 20, 2015, FASB issued ASU-2015-17-Income Taxes. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is still in the process of evaluating future impact of adopting this standard. Management believes that the impact of this ASU to the Company’s financial statements would be insignificant.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows”. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory”, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for the Company in its first quarter of 2019. The Company is currently evaluating the impact of adopting ASU 2016-16 on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $6,356 during the period from April 4, 2016 (Inception) to September 30, 2016. The Company had a working capital deficit of $1,936 and an accumulated deficit of $6,356 as of September 30, 2016. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 - ACCRUED LIABILITIES

As of September 30, 2016, the Company had an accrued professional fee of $2,000.

NOTE 4 - DUE TO RELATED PARTY

Due to related party amounted to $2,500 as of September 30, 2016 are fees paid by a shareholder on behalf of the Company.

NOTE 5 - STOCKHOLDERS’ DEFICIT

On April 4, 2016, the Company issued 20,000,000 founders common stock to two directors and officers. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2016, 20,640,000 shares of common stock and no preferred stock were issued and outstanding.

On July 24, 2016, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share.

On July 25, 2016, the Company issued 19,500,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 97.5% of the total outstanding 19,000,000 shares of common stock to Wilson Lin Wei-Hsien and 500,000 shares to Daz Mc Securities. Daz Mc Securities works with Khoo Lay Wah together as shareholders and management of the Company.

On September 30, 2016, the Company issued 640,000 shares of its common stock to 38 shareholders for $64 at par value.

NOTE 6 - SUBSEQUENT EVENT

Management has evaluated subsequent events through November 19, 2016, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2016 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Since inception Doers’ operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form10 on May 2, 2016 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock. Subsequent to the date covered by this report, the Company effected a change of control.

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

No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company anticipates that it will be involved in the energy industry through acquisition of a private company or development of its business plan including construction and development of hydro electric and coal fired steam power plants in Indonesia.

As of September 30, 2016, Doers had not generated revenues and had no income or cash flows from operations since inception. Doers had sustained net loss of $6,356 and an accumulated deficit of $6,356 for the period from April 4, 2016 (Inception) to September 30, 2016.

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

None

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the period from April 4, 2016 (Inception) to September 30, 2016, the Company has issued 20,640,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 at par as follows:

On April 4, 2016, the Company issued the following shares of its common stock:

Name	Number of Shares

James Cassidy	10,000,000
9,750,000 redeemed July 24, 2016

James McKillop	10,000,000
9,750,000 redeemed July 24, 2016

On July 24, 2016, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock.

On July 25, 2016, the Company issued 19,500,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 97.5% of the total outstanding 19,000,000 shares of common stock to Wilson Lin Wei-Hsien and 500,000 shares to Daz Mc Securities. Daz Mc Securities works with Wilson Lin Wei-Hsien together as shareholders and management of the Company.

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

