Form 10-Q/A
period 2016-09-30
Doers Education Asean Ltd
filed 2017-02-27
CIK 1672885

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No☐

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at February 16, 2017
Common Stock, par value $0.0001	20,640,000
Documents incorporated by reference:	None

FINANCIAL STATEMENTS

Balance Sheet as of September 30, 2016 (unaudited)	1

Statements of Operations for the three months ended September 30, 2016 and period from April 4, 2016 (Inception) to September 30, 2016 (unaudited)	2

Statement of Cash Flows for the period from April 4, 2016 (Inception) to September 30, 2016 (unaudited)	3

Notes to Financial Statements (unaudited)	4 - 8

Explanatory Note

Doers Education Asean Ltd. (the “Company”) is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (the “Form 10-Q”), which was originally filed with the U.S. Securities Exchange Commission on November 22, 2016 (the “Original Filing”). The signature provided on the Original Filing and in the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 (the “Certifications”) filed, respectively, as Exhibit 31 and Exhibit 32 to the Original Filing, contained a typographical error which provided the Company’s former president, Mr. James Cassidy, as signatory instead of the Company’s then and current president Mr. Lin Wei-Hsien. The sole purpose of this Amendment is to correct this error with respect to the signature for the Original Filing and associated Certifications.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

DOERS EDUCATION ASEAN LIMITED

BALANCE SHEETS

September 30, 2016
(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$64
Total Assets	$64

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$2,000
Due to a related party	2,500
Total Liabilities	4,500

Stockholders’ Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding September 30, 2016	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 20,640,000 shares issued and outstanding September 30, 2016	2,064
Discount on Common Stock	(2,000)
Additional paid-in capital	1,856
Accumulated deficit	(6,356)
Total stockholders’ deficit	(4,436)
Total Liabilities and Stockholders’ Deficit	$64

The accompanying notes are an integral part of these unaudited financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,	For the period from April 4, 2016 (Inception) to September 30,
	2016	2016
Revenues	$-	$-

Cost of Revenue	-	-

Gross Profit	-	-

Operating expenses	3,500	6,356

Operating Loss	(3,500)	(6,356)

Loss before income taxes	(3,500)	(6,356)

Income Tax Expense	-	-

Net loss	$(3,500)	$(6,356)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	20,006,882	19,895,222

The accompanying notes are an integral part of these unaudited financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the period from April 4, 2016 (Inception) to September 30,
2016
OPERATING ACTIVITIES
Net Loss	$(6,356)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	1,856
Changes in Operating Assets and Liabilities:
Accrued liability	2,000
Due to related party	2,500
Net cash provided by (used in) operating activities	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,064
Advance from a related party	(2,000)
Net cash provided by financing activities	64

Net increase in cash	$64

Cash, beginning of period	-

Cash, end of period	$64

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-
Income tax paid	$-

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $6,356 during the period from April 4, 2016 (Inception) to September 30, 2016. The Company had a working capital deficit of $1,936 and an accumulated deficit of $6,356 as of September 30, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 6 - SUBSEQUENT EVENT

Management has evaluated subsequent events through February 9, 2017, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2016 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

DOERS EDUCATION ASEAN LIMITED

By:	/s/ Lin Wei-Hsien
Lin Wei-Hsien
President and Chief Financial Officer

Date: February 27, 2017

