Form 10-K
period 2016-12-31
Doers Education Asean Ltd
filed 2017-03-31
CIK 1672885

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 000-55630

DOERS EDUCATION ASEAN LIMITED.

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

Registrant's telephone number, including area code: (86) 139-2742 -9282

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months(or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K. ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2017
Common Stock, par value $0.0001	20,640,000

Documents incorporated by reference: None

DOERS EDUCATION ASEAN LIMITED.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

PART I

Item 1. Business

Background

The Company is a development stage company and has limited operating history and is expected to experience losses in the near term. The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern.

Summary

Doers Education ASEAN Ltd. (the "Company" or "DOERS"), is a Hong Kong-based startup incubator that offers shared workspace, networking events as well as training and education programs. DOERS offers daily and weekly seminars on personal finances for individuals and tailored corporate training curriculum depending on corporate development needs. DOERS has been offering its flagships programs which includes Money and YOU, DBS entrepreneurship Institute and US BSE Entrepreneur Business School since 1999. Founder and President, Lin Wei-Hsien is a renowned corporate trainer in Asia who has logged in innumerable speaking engagements in the region. The Company is now leveraging its highly successful program and initiating an expansion program to launch its startup incubators in emerging and high-growth Association of Southeast Asian Nations (ASEAN) and countries.

The Company was incorporated in the State of Delaware in April 2016, and was formerly known as Collins Island Acquisition Corporation. In May 2016, Collins Island Acquisition Corporation filed a registration statement with the Securities and Exchange Commission on Form 10 by which it became a public reporting company.

In July, 2016, the Company implemented a change of control by redeeming shares of existing shareholders, issuing shares to new shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Collins Island Acquisition Corporation to Doers Education ASEAN Ltd.

The Company's primary objective is to capitalize on what DOERS believes to be an increase in demand for technical and corporate education in ASEAN countries by offering specially tailored training and education programs as well as shared office space and workspace for students, entrepreneurs and corporations in the region.

The Company believes, based on the most recent study on ASEAN corporations conducted by the International Labour Organization (www.ilo.org), that a number of corporations in ASEAN countries have experienced shortage of qualified high-school and university graduates despite growth of the region since 1967. The Company believes, as startup communities continue to grow in the region, that there is a growing need for training and education programs that prepare the workforce to be high-value employees equipped not only with technical skills but also equally important leadership, business management and other soft skills that DOERS offers.

Business Model

DOERS offers management and leadership training that addresses the training needs of individuals and corporations alike. As an incubator for startup companies, DOERS revenue streams are comprised of: 1) Admission fees for the seminars and tuition fees for the business school; 2) Rental income from incubator members and booking fees for seminar rooms.

Key success factors that the Company intends to employ to achieve its goals include the following:

●	Ability to alter goods and services produced in favor of market conditions: Establishments in this industry must be able to change or adapt the courses offered to suit the needs of attendees. For instance, recently there has been increased demand for IT management training and quality assurance training.

●	Provision of superior after sales service: Establishments that provide a higher level of after-sales service have a competitive advantage over those that do not in cementing client relationships.

●	Developing a strong brand and reputation: The perceived value of a company is important for the recruitment of new clients for seminars and workshops.

●	Being part of a franchising chain: New establishments in this industry can benefit from franchising. This reduces the costs associated with establishing new courses and maximizes economies of scale.

●	Access to highly skilled workforce: Trainers in this industry must have an appropriately high level of skills and experience.

The Market

The Business Coaching industry has a low level of globalization, with all of the larger enterprises being domestically owned. The international reach of these enterprises is growing; however, through the establishment of branches overseas, licensing programs to operators and increasing use of distance-education methods. Given the highly fragmented nature of this industry, with more than 85.0% of establishments being non-employers, the level of domestic ownership of establishments is likely to remain low.

Key external drivers that the Company believes will positively impact the market include the following:

●	Corporate profit: A large proportion of the industry’s customers are corporations, so changes in business sentiment typically influence demand for the industry’s services. When corporate profit is low, companies are less likely to spend money on nonessential training for their staff. Corporate profit is expected to increase in 2017 representing a potential opportunity for the industry.

●	Per capita disposable income: Disposable income levels influence individuals who take courses for self-fulfillment. Customers are sensitive to price, so an increase in disposable income often leads to increased spending on education and training courses. Per capita disposable income is expected to increase in 2017.

●	Households earning more than $100,000: Demand for the educational services provided by this industry mainly comes from middle and senior managers. An increase in the number of people in these positions will increase demand for services. A proxy for the number of middle and senior managers is the number of households in high-income groups. Therefore, an increase in the number of wealthy households is expected to raise demand for industry services. The number of households earning more than $100,000 is expected to increase in 2017.

●	Investor uncertainty: Investor uncertainty, also known as the fear index, controls investor risk. Investor uncertainty rises during economic downturns with investors becoming risk averse. National debt and interest rate worries are continuing to increase uncertainty and reduce demand for industry services. Investor uncertainty is expected to increase in 2017, representing a potential threat to the industry.

●	Number of employees: Any rise in the number of employees in the United States will expand the potential market base for the industry. Therefore, an increase in the number of employees typically boosts demand for industry services. The number of employees is expected to increase in 2017.

Startup Communities in ASEAN

According to the Asia-Pacific Forum Berlin (APFB)’s January 2016 report on start-up ecosystems in ASEAN member states, the start-up communities in ASEAN are still in a nascent stage which presents a unique opportunity for the Company. Potentially growing demand in various regions can be characterized as follows:

BRUNEI. Brunei has a small but continually growing startup community backed by government initiatives. Brunei Government places paramount importance in the education of its citizens by providing scholarships for studying at Ivy League Colleges in order to produce new breed of entrepreneurs. SocialMart.com is one of the most successful startups in Brunei. Investors such as MAD Incubator and Start UP Nation have shown interests in investing in Brunei. Brunei’s leading incubators include Tru Synergy, Founder Institute and Start-up Hub BIMP-EAGA (SUHBE Co).

CAMBODIA. Cambodia is a country which has strong self-employment tradition with around half of the population of 15 million under 25 years of age. In addition, the mobile penetration is growing. All of these factors shape a robust startup ecosystem in Cambodia. Current Incubators include: Young Startups, EME Business Incubator, KOTRA Incubator and BDLink – The Business Incubator.

INDONESIA. Indonesia’s startup market is still at infancy. Nonetheless, Indonesia’s population is very technologically adept. Indonesia is one among the most active countries on social media. It has Facebook’s fourth largest number of users and fifth largest number of users of Twitter. The Internet users in Indonesia are projected to grow from 55 million (2014) to 125 million (2015). Nearly three-quarter (74%)of mobile users use social media apps and on an average a person spends 2 hours 54 minutes on social media each day. Apple, Facebook, Twitter and Uber have started their offices in the country. Incubators & Accelerators in the region include: IdeaBox, Kolaborasi, Kapital, FI Indonesia, Grupara Inc, ideosource and Batavia Incubator.

LAOS. Startup companies in Laos have a strong focus for rebuilding their country. At seven million strong, Laos hasover 50 per cent of population at 25 years or younger. Laos IT Business Incubation Center is a leading incubator in the country. Currently a business incubator of the National University of Laos offers entrepreneurship development, business consulting, business matching, technical support, access to funding and networking.

MALAYSIA. Malaysia’s leading accelerator, MAGIC Accelerator offers three programs - for startups looking to expand in ASEAN, for social enterprises, and for growth-stage companies. The latter encompasses 500 Startups and Tune Labs Accelerator, which offers a year-round program with in-house development support and the opportunity to test market fit with the AirAsia/Tune Group customer base.

MYANMAR. Myanmar is ripe with opportunity as starting up in such a young ecosystem on the brink of technological change almost guarantees the first-mover advantage. Incubators & Accelerators in the region include: Ideabox and Project Hub, Yangon.

PHILIPPINES. The Philippines has an ambitious target for its startup ecosystem. By 2020, the country aims to have 500 startups that have raised total funding of US$200 million from investors and raked in a valuation of US$2 billion. Accelerators & Incubators in the region include: Kickstart Ventures, Launch garage and Ideaspace Foundation Inc.

SINGAPORE. Scott Anthony in his 2015 Harvard Business Review article attributed Singapore’s development as an entrepreneurial hub to three factors: A hospitable environment for startups, serious government skin in the game and the use of soft power to address hidden barriers to entrepreneurship. Accelerators & Incubators in the region include: Singapore Entrepreneurs Network Monthly Meetup, Founder Institute, JFDI Asia, iStartup Program and FinTech.

Digital Education Systems in ASEAN

High penetration of digital use in Southeast Asia is a positive indicator of the region’s readiness for accessing online training materials. As of 2015, out of the estimated 627.7 million ASEAN population, 252.4 million are active internet users, 232.9 million are active social media users, and 199.7 million are active mobile social media users. The Company believes the penetration of digital use in ASEAN creates opportunity and demand for digital education systems the Company intends to offer to the ASEAN community.

Education Systems in ASEAN

To promote human resource development, ASEAN countries have launched the Education Objective, which aims to: (i) achieve universal access to primary education; (ii) develop education networks at various levels within institutions; and (iii) establish research clusters to improve the quality of education throughout the region. ASEAN countries present very diverse levels of educational standard, institutional development, and education policy. Singapore, for example, presents a fully internationalized hub of higher education, while Cambodia’s system of higher education is only 30 years old.

Accreditation mechanisms are vital in establishing the basis for a regional labour mobility market. The Asia Pacific Accreditation and Certification Commission (APACC), one such mechanism, has begun harmonizing education and training systems, aiming to certify institutions to common shared standards of quality. Promoting the use of the English language is another key issue within the AEC. Language barriers within member countries, and the increasing internationalization of the job market even within each country, make English-language fluency ever more necessary.

SWOT Analysis

The Company's strengths are denoted by founder Lin Wei-Hsien's 30+ years of experience as an established network industry leader and successful entrepreneur with experience offering educational seminars throughout Asia. The Company also believes the company is strengthened by its recognition of locations in fast-growing startup communities in ASEAN.

The Company will have to overcome certain weaknesses, particularly with regards to DOERS' limited business management experience in the ASEAN region. The Company also currently has only a limited number of current staff to deploy and funds will be required to deploy a comprehensive international market expansion.

The opportunity for success is ripe as new emerging markets grow and as political stability in ASEAN communities increases. Perhaps more importantly, there are already several existing startup communities with no current training nor education system in place.

There is always the threat however that political stabilizing trends in ASEAN communities could reverse or worsen. In addition, competitors with similar training or educational programs may enter the region and compete with the Company.

Competition

Industry establishments face both internal and external competition. Because the industry is fairly fragmented with a large number of owner operators, competition occurs mainly at a regional level.

●	Internal competition is denoted by businesses within the industry that compete on the basis of quality, reputation, industry-specific knowledge, price, flexibility and marketing ability. Because most clients of this industry are in higher-level positions in their organizations, they are typically seeking a high-quality educational service with a short duration. This fact is influenced not only by the standard of course content, but also by the quality of trainers. Trainers need to be highly knowledgeable and respected in their teaching fields. Reputation is an important factor and can include both the reputation of the training provider and of the content of the course. Specific industry knowledge creates another basis of competition between providers. For instance, a good understanding of a client’s particular industry may give an education provider a competitive advantage over others.

Establishments within this industry also compete on the basis of price. Although prices may be difficult to compare because of the range of different courses offered in terms of the topics covered, the length of the training course and the level of course support before and after training.

Effective marketing strategies can be a point of competition; therefore, businesses undertake a range of marketing and advertising activities to attract both corporate and individual clients.

Flexibility in terms of course design and scheduling will give establishments within this industry a competitive advantage. Industry operators provide set courses, and customize their training to suit the needs of the client.

Flexibility in the scheduling of courses is important because the vast majority of participants in training offered by this industry are full-time employees, often in senior-level positions. As a result, a number of establishments in this industry offer self-paced programs or online courses.

●	External competition within the industry is denoted by participants that are facing increasing external competition from other education operators involved in the Colleges and Universities industry and the For-Profit University industry. This competition is evident in the large increases in Masters of Business Administration degrees, which involve similar content to some of the courses delivered through the Business Coaching industry. Industry operators also face competition from internal training and development departments of larger corporations. Internal training providers benefit from higher knowledge of the workings of the company.

DOERS anticipates competition from the local incubators and accelerators in the local ASEAN countries. Nonetheless, the existing providers have a sole focus on providing networking events and workspace sharing and offer very limited training program. Dr. Lin has seen a tremendous opportunity in the ASEAN market due to the nascent development of startups in these countries and the wide education gap between the existing workforce and required qualifications by companies. DOERS will thus offer its high-quality business education and training program at the new incubators along with the workspaces, networking events and other services.

Market Segmentation

DOERS Education ASEAN Ltd is an incubator and accelerator that offers shared workspaces, and office space. In addition, DOERS offers various class-room and online training programs to students, entrepreneurs and corporations. Its flagship training and education programs include the following:

Money & You

Money & You offers the following product proposition that appeals to its students:

●	Global international network of contacts and opportunities for business expansion

●	Strengthen interpersonal communication skills

●	Understanding of the best path to sustainable wealth creation

●	Recognition of relationship between money and people, creating holistic approach to achieving wealth and happiness

●	Understanding of methods to obtain true wealth

MONEY & YOU’s Founder, Lin Wei-Hsien, formulated his program based on his nuanced understanding of money and its influence on human relations. He has studied with some of the world's most highly-ranking and profile people, and based on these studies, Mr. Hsien has summed up the most practical methods and strategies to help participants create both happiness and wealth, modeled after Mr. Hsien's understandings from those he studied with.

MONEY & YOU’s unique approach to teaching involves 15% of lecture-based teaching, 60% of students-led activities and 25% of sharing activities. The curriculum’s effectiveness hinges on creating interests that evoke personalized learning experiences for maximized learning outcome. Each participant is expected to experience accelerated learning and share their experience as the building blocks to their future support system.

MONEY & YOU’s concept is built on the premises that people will go to extremes in the pursuit of wealth that ultimately will cost them their happiness. MONEY & YOU carefully balances the pursuit of money and happiness and teaches that concept, borrowing philosophies and insights from the world's leaders.

MONEY & YOU is an accumulated 30-year learning of its Founder. The entire learning ecosystem from class schedules, meal times, group interactive planning, classroom posters, furniture arrangement, materials design, activities, computerized analysis, and even room temperature and the size of the classroom are controlled to help participants to achieve the objective of the curriculum.

MONEY & YOU selects only the most prominent instructors with ample teaching experience and degree qualifications, as well as personal integrity. Moreover, instructors are seasoned entrepreneurs who are able to teach Chinese-based curriculum worldwide. DOERS applies a rigorous screening process, extended interview and communication period.

MONEY & YOU offers an interactive web platform on which outstanding leaders and senior executives from around the world digitally share their insights and experience that create a wealth of resources on the platform.

US BSE Entrepreneur Business School

US BSE Entrepreneur Business School ("BSE") was founded in 1978. Over the past three decades, the School has experienced steady growth and has become an international business education organization. BSE was created for entrepreneurs and others who seek out life-changing learning. BSE is distinct from other business schools in that it abandons pure academic research system. The curriculum explores and analyzes the interactions between industry players, consumers and communities.

Marketing Plan

As an incubator and management training program, DOERS heavily relies on its reputation as management thought leader in propagating the brand presence in ASEAN countries. DOER will highlight its reputation as well as that of Founder and instructors to promote the organization’s capabilities and benefits to prospective students / participants. DOERS specifically targets corporations with corporate development agenda and start-ups seeking for shared office space.

DOERS’ marketing campaign will be comprised of the following:

●	Direct Sales to Start-ups by direct mailing, cold-calling and in-person meeting to offer the curriculum that best suits their corporate development program.

●	Inbound Marketing Campaign. DOERS Group e-commerce websites will be heavily promoted by inbound marketing campaign. A well optimized and feature-rich web and mobile site will optimize viewers’ engagement on the website. The easy navigation and appealing design will appeal to customers to browse and make purchases. The website will have embedded SEO for ensuring maximum search engine placement and saturation.

●	Sponsorships at educational trade shows. This is ideal for raising brand awareness among prospective business students.

●	Press Media. DOERS will announce any new program and curriculum as well as newsworthy announcements that raise awareness among general public.

●	Educational Exhibitions /Road Shows. Educational exhibitions will allow management to communicate directly with prospective students.

Description of Property

The Company owns no real estate.  Its corporate office is in Jiangsu Province, Peoples Republic of China, is approximately 2,000 sq.ft. in size and is provided to the Company, at no cost, by Mr. Wei-Hsien, the Company’s president.

Employees

Currently the Company has no employees other than its executive officer and director who devotes approximately 90% of his time to the business of the Company.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. Properties

The Company has no properties and at the period covered by this Report has no agreements to acquire any properties. The Company currently uses the offices of Management at no cost to the Company.

Item 3. Legal Proceedings

There is no litigation pending or threatened by or against the Company. Management is aware that certain current and prior blank check companies of which Messrs. Cassidy and McKillop were the officers and directors have received subpoenas for documents in regard to a formal investigation by the Securities and Exchange Commission (In the matterHO-12590) requesting documentation regarding the share ownership of those companies. Management has no independent knowledge or information regarding these subpoenas but believes it is part of a wider review by the SEC concerning the filing of management ownership reports.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no public market for the Company's securities.

Following a business combination, a target company will normally wish to cause the Company's common stock to trade in one or more United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

The OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq Capital Market.

In general there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

Since inception, the Company has sold securities which were not registered as follows:

Date	Name	Number of Shares	Shares Outstanding
April 4, 2016	two directors and officers	20,000,000	20,000,000
July 24, 2016	Redemption	19,500,000	500,000
July 25, 2016	Lin Wei-Hsien	19,000,000	19,500,000
July 25, 2016	DazMc Securities	500,000	20,000,000
September 30, 2016	38 shareholders	640,000	20,640,000

Item 6. Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Doers Education Asean Ltd. (formerly “Collins Island Acquisition Corporation”) was incorporated on April 4, 2016 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Doers Education Asean Ltd. (“Doers” or the “Company”) is a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012.

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

As of December 31, 2016, Doers had not generated revenues from operations since inception. Doers had sustained net loss of $16,335 and an accumulated deficit of $16,335 for the period from April 4, 2016 (Inception) to December 31, 2016.

The Company generated $8,614 from financing activities for the period from April 4, 2016 (Inception) to December 31, 2016. On September 30, 2016, the Company issued 640,000 shares of its common stock to 38 shareholders for $64 at par value. Also the Company received $8,550 from a related party for operating expenses.

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

Management pays all expenses incurred by the Company. There is no expectation of repayment for such expenses.

Item 8. Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2016 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the year ended December 31, 2016, we have had no disagreements with our accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission. The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2016, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

The independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The following table sets forth information regarding the member of the Company’s board of directors and its executive officer:

Name	Age	Position	Year Commenced
Lin Wei-Hsien	52	President, Treasurer and Secretary	2016

Lin Wei-Hsien serves as the sole officer and director of the Registrant. Mr. Lin serves as the executive chairman and CEO of Doers Education Group in Taiwan. Mr. Lin has a successful career in business training and publishing and speaking. He is the founder of the Chinese version of international courses including "BSE (The Accelerated Business School of Entrepreneurs", "Money and You" and "Winning for Life". He was honored with "Top 10 Chinese International Speaker Award" in 2016 by the International Professional Training Business Society, Asia's Top 10 Corporate Trainer in 2016 by HKXW Newspaper and "The Best Chinese Speaker of the Year" in 2007 by Learning Mode China Century Success Forum. Throughout his career, Mr. Lin has been very active in charitable activities. He was an originator of the successful "30 Hour Famine" for World Vision in 1990 and "Reserve Purest Land" for Tzu Chi Foundation from 1991 which he worked for King Car Education Foundation. He has worked extensively in disaster relief efforts and fundraising throughout China.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company’s board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the board has determined that there are no independent directors.

Committees and Terms

The Board of Directors (the “Board”) has not established any committees.

Legal Proceedings

There are currently no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

There are no agreements or understandings for the above-named officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

Conflicts of Interest

The officers and directors of the Company have organized and expect to organize other companies with an identical structure, purpose, officers, directors and shareholders. As such management believes there is no conflict of interest in these companies.

The blank check companies with which prior management (including the directors) is involved are identical except for the name. As and when created, no one blank check company offers management any more favorable terms than the others. Thus no conflict of interest arises for management between any of the blank check companies.

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, the Company does not have any activities or transactions that would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the current officers and directors will recommend to any new management that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At the period covered by this Report, the Company consists of two shareholders who serve as the corporate directors and officers. The Company has no activities, and receives no revenues.

At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. There is no established process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

Item 11. Executive Compensation

Discussion of Compensation Table

The Company has not paid any compensation to date. The Company anticipates that it will commence payment of compensation. No officer or director received any salary or stock or stock awards in 2016.

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers.

Anticipated Officer and Director Remuneration

The Company has not to date paid any compensation to any officer or director nor is any compensation owned to any officer or director as of date hereto. The Company intends to begin to pay annual salaries to all its officers and will pay an annual stipend to its directors when, and if, it completes a primary public offering for the sale of securities and/or the Company reaches profitability, experiences positive cash flow and/or obtains additional funding. At such time, the Company anticipates offering cash and non-cash compensation to officers and directors. In addition, although not presently offered, the Company anticipates that its officers and directors will be provided with a group health, vision and dental insurance program at subsidizes rates, or at the sole expense of the Company, as may be determined on a case-by-case basis by the Company in its sole discretion.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of the date of this prospectus regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

Name of Beneficial Owner	Position	Amount of Shares Beneficial Owned	Percent of class (1)
Wei-Hsien, Lin	President, Secretary and Treasurer	19,000,000	92.05%

(1) Based upon 20,640,000 shares outstanding as of the date of this offering.

Item 13. Certain Relationships and Related Transactions and Director Independence

As of December 31, 2016, the Company issued a total of 20,640,000 shares of common stock pursuant to Section 4(2) of the Securities Act at a discount of $2,000.

James Cassidy and James McKillop, selling shareholders of the Company, were both former officers and directors of the Company. Mr. Cassidy and Mr. McKillop were involved with the Company prior to the change in control and may be considered promoters of the Company. Messrs. Cassidy and McKillop each initially owned 10,000,000 shares of common stock of the Company for which each paid $1,000. As part of the change of control, Messrs. Cassidy and McKillop each consented to the redemption of 9,750,000 shares of the common stock held by each of them for a redemption price of $975 each.

Each of Messrs. Cassidy and McKillop retains 250,000 shares and is a selling shareholder in this registration statement. As the initial shareholder/officer of the Company, Mr. Cassidy provided services to the Company without charge, including preparation and filing of the corporate documents and preparation of the initial registration statement. Mr. Cassidy continues to provide legal services to the Company through its arrangement with Tiber Creek Corporation in the preparation of this registration statement and assistance in preparation of certain of its filings required pursuant to the Securities Exchange Act of 1934. Mr. McKillop, through Tiber Creek Corporation, will provide services to the Company, if needed, in facilitating introductions and meetings with professionals in the brokerage and financial communities.

In accordance with an April 29, 2016 Board of Directors meeting, Mr. Wei-Hsien – President of the company agreed to pay all operation expenses for the Company as Director’s loan with no interest calculated until the Company can raise sufficient funds for its operation and project development. This was an oral agreement between the Company and Mr. Wei-Hsien. As of December 31, 2016, due to Mr. Wei-Hsien amounted to $8,550 representing professional fees paid on behalf of the Company.

The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely that neither of the officers and directors would be considered independent directors if it were to do so.

Item 14. Principal Accounting Fees and Services.

The Company has no activities except for independent audit and Delaware state fees.

Audit Fees consist of fees billed for professional services rendered for the audit of our company’s financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements. The following table represents audit fees for the years ended December 31, 2016.

2016
Audit Fees	$9,500

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees".

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2016.

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1) Financial Statements: The financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this 2016 Annual Report on Form 10-K.

2) Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3) Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Doers Education Asean Limited.

We have audited the accompanying balance sheet of Doers Education Asean Limited. (formerly Collins Island Acquisition Corporation) (the "Company") as of December 31, 2016, and the related statements of operations, changes in stockholders' deficit, and cash flows for the period from April 4, 2016 (Inception) to December 31, 2016.

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the period from April 4, 2016 (Inception) to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Alhambra, California

March 31, 2017

DOERS EDUCATION ASEAN LIMITED
BALANCE SHEETS

December 31, 2016

ASSETS

Current Assets
Cash and cash equivalents	$64

Total Assets	$64

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued liabilities	$6,179
Due to a related party	8,550

Total Liabilities	14,729

Stockholders' Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at December 31, 2016	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 20,640,000 shares issued and outstanding at December 31, 2016	2,064
Discount on Common Stock	(2,000)
Additional paid-in capital	1,606
Accumulated deficit	(16,335)
Total stockholders' deficit	(14,665)
Total Liabilities and Stockholders' Deficit	$64

The accompanying notes are an integral part of these financial statements.

DOERS EDUCATION ASEAN LIMITED
STATEMENT OF OPERATIONS

For the period from April 4, 2016 (Inception) to December 31, 2016

Revenue	$-
Cost of Revenues	-
Gross Profit	-

Operating expenses	16,335

Operating Loss	(16,335)

Loss before income taxes	(16,335)

Income Tax Expense	-

Net loss	$(16,335)

Loss per share - basic and diluted	$(0.00)

Weighted average shares-
basic and diluted	20,218,824

The accompanying notes are an integral part of these financial statements.

DOERS EDUCATION ASEAN LIMITED
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM APRIL 4, 2016 TO DECEMBER 31, 2016

			Discount on	Additional		Total
	Common Stock		Common	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Deficit	Equity

Balance April 4, 2016 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock	20,000,000	2,000	(2,000)	-	-	-
Redemption of common stock	(19,500,000)	(1,950)	1,950	-	-	-
Issuance of common stock	19,500,000	1,950	(1,950)	-	-	-
Issuance of common stock for cash	640,000	64	-	-	-	64
Stockholder contributions for company expenses	-	-	-	1,606	-	1,606
Net loss	-	-	-	-	(16,335)	(16,335)

Balance December 31, 2016	20,640,000	$2,064	$(2,000)	$1,606	$(16,335)	$(14,665)

The accompanying notes are an integral part of these financial statements.

DOERS EDUCATION ASEAN LIMITED
STATEMENT OF CASH FLOWS

For the period from April 4, 2016 (Inception) to December 31, 2016
OPERATING ACTIVITIES
Net Loss	$(16,335)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	1,606
Changes in Operating Assets and Liabilities:
Accrued liability	6,179
Net cash used in operating activities	(8,550)

FINANCING ACTIVITIES
Due to related party	8,550
Proceeds from issuance of common stock	64
Net cash provided by financing activities	8,614

Net increase in cash	$64

Cash, beginning of period	-

Cash, end of period	$64

Cash paid during the period for:
Income tax	$-
Interest	$-

Common stock issued to officers for no consideration	$2,000

The accompanying notes are an integral part of these financial statements.

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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash and cash equivalents amounted to $64 as of December 31, 2016.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company did not have bank account as of December 31, 2016. Cash on hand amounted to $64 as of December 31, 2016.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2016 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2016, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $16,335 during the period from April 4, 2016 (Inception) to December 31, 2016. The Company had a working capital deficit of $14,665 and an accumulated deficit of $16,335 as of December 31, 2016. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of December 31, 2016, the Company had an accrued professional fee of $6,179.

NOTE 4 - DUE TO A RELATED PARTY

Due to a related party amounted to $8,550 as of December 31, 2016 are fees paid by a shareholder on behalf of the Company.

NOTE 5 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2016, 20,640,000 shares of common stock and no preferred stock were issued and outstanding

On April 4, 2016, the Company issued 20,000,000 founders common stock to two directors and officers..

On July 24, 2016, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share.

On July 25, 2016, the Company issued 19,500,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 97.5% of the total outstanding 19,000,000 shares of common stock to Lin Wei-Hsien and 500,000 shares to DazMc Securities. DazMc Securities works with Lin Wei-Hsien together as shareholders and management of the Company.

On September 30, 2016, the Company issued 640,000 shares of its common stock to 38 shareholders for $64 at par value.

NOTE 6 - SUBSEQUENT EVENT

On March 21, 2017, the Company increased its authorized shares of common stock from 100,000,000 shares to 10,000,000,000.

Management has evaluated subsequent events through March 31, 2017, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2016 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOERS EDUCATION ASEAN LIMITED

By:	/s/ Lin Wei-Hsien
Lin Wei-Hsien
President and Chief Financial Officer

Date: March 31, 2017

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Lin Wei-Hsien	President and Chief Financial Officer	March 31, 2017
Lin Wei-Hsien