Form 10-Q
period 2017-09-30
Doers Education Asean Ltd
filed 2017-11-07
CIK 1672885

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at November 7, 2017
Common Stock, par value $0.0001	20,640,000
Documents incorporated by reference:	None

FINANCIAL STATEMENTS

Condensed Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	1

Condensed Statements of Operations for the three and nine months ended September 30, 2017 and for the three months ended September 30, 2016 and the period from April 4, 2016 (inception) to September 30, 2016 (unaudited)	2

Condensed Statements of Cash Flows for the nine months ended September 30, 2017 and for the period from April 4, 2016 (inception) to September 30, 2016 (unaudited)	3

Notes to Condensed Financial Statements (unaudited)	4 - 8

DOERS EDUCATION ASEAN LIMITED

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$64	$64
Prepaid expense	500	-
Total Assets	$564	$64

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued liabilities	$3,175	$6,179
Due to related parties	42,889	8,550
Total Liabilities	46,064	14,729

Stockholders' Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at September 30, 2017 and December 31, 2016, respectively	-	-
Common Stock, $0.0001 par value, 10,000,000,000 shares authorized; 20,640,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	2,064	2,064
Discount on Common Stock	(2,000)	(2,000)
Additional paid-in capital	1,606	1,606
Accumulated deficit	(47,170)	(16,335)
Total stockholders’ deficit	(45,500)	(14,665)
Total Liabilities and Stockholders' Deficit	$564	$64

The accompanying notes are an integral part of these unaudited condensed financial statements

DOERS EDUCATION ASEAN LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the period from April 4, 2016 (Inception) to September 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-
Cost of Revenues	-	-	-	-
Gross Profit	-	-	-	-

Operating expenses	5,040	3,500	30,835	6,356

Loss before income taxes	(5,040)	(3,500)	(30,835)	(6,356)

Income Tax Expense	-	-	-	-

Net loss	$(5,040)	$(3,500)	$(30,835)	$(6,356)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares basic and diluted	20,640,000	20,006,882	20,640,000	19,895,222

The accompanying notes are an integral part of these unaudited condensed financial statements.

DOERS EDUCATION ASEAN LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,	For the period from April 4, 2016 (Inception) to September 30,
	2017	2016
OPERATING ACTIVITIES
Net Loss	$(30,835)	$(6,356)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	-	1,856
Changes in Operating Assets and Liabilities:
Prepaid expense	(500)	-
Accrued liability	(3,004)	2,000
Net cash used in operating activities	(34,339)	(2,500)

FINANCING ACTIVITIES
Proceeds from related parties	34,339	2,500
Proceeds from issuance of common stock	-	2,064
Advance to related party	-	(2,000)
Net cash provided by financing activities	34,339	2,564

Net increase in cash	-	64

Cash, beginning of period	64	-

Cash, end of period	$64	$64

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited condensed financial statements. Such unaudited condensed financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying unaudited condensed financial statements. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash and cash equivalents amounted to $64 and $64 as of September 30, 2017 and December 31, 2016, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company did not have bank account as of September 30, 2017. Cash on hand amounted to $64 and $64 as of September 30, 2017 and December 31, 2016, respectively.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2017 and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss with the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September30, 2017 and December 31, 2016, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $30,835 during the nine months ended September 30, 2017. The Company had a working capital deficit of $45,500 and an accumulated deficit of $47,170 as of September 30, 2017 and a working capital deficit of $14,665 and an accumulated deficit of $16,335 as of December 31, 2016. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 – PREPAID EXPENSE

Prepaid expense amounted to $500 and $0 as of September 30, 2017 and December 31, 2016, respectively. Prepaid expense is prepaid professional expense.

NOTE 4 - ACCRUED LIABILITIES

As of September 30, 2017 and December 31, 2016, the Company had accrued professional fees of $3,175 and $6,179, respectively.

NOTE 5 - DUE TO RELATED PARTIES

Due to related parties amounted to $42,889 and $8,550 as of September 30, 2017 and December 31, 2016 are fees paid on behalf of the Company by a shareholder and a related company, respectively. The amount due to related parties is unsecured, non-interest bearing, and due on demand.

NOTE 6 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 10,000,000,000 shares of common stock and 20,000,000 shares of preferred stock. On March 21, 2017, the Company increased its authorized shares of common stock from 100,000,000 shares to 10,000,000,000. As of September 30, 2017, 20,640,000 shares of common stock and no preferred stock were issued and outstanding.

On April 4, 2016, the Company issued 20,000,000 founders common stock to two directors and officers at discount of $2,000.

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

NOTE 7 - SUBSEQUENT EVENT

Management has evaluated subsequent events through October 23, 2017, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2017 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

As of September 30, 2017, Doers had not generated revenues and had no income or cash flows from operations since inception. Doers had sustained net loss of $30,835 for the nine months ended September 30, 2017 and has an accumulated deficit of $47,170 and $16,335 as of September 30, 2017 and December 31, 2016, respectively.

The Company generated $34,339 from financing activities for the nine months ended September 30, 2017. Total $34,339 from related parties was paid by a related party on behalf of the Company for operating expenses purposes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the period from April 4, 2016 (Inception) to September 30, 2017, the Company has issued 20,640,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 at par as follows:

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

On September 30, 2016, the Company issued 640,000 shares of its common stock to 38 shareholders for a total $64 at par value of $0.0001 per share.

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

Date: November 7, 2017

