Form 10-K
period 2017-12-31
Doers Education Asean Ltd
filed 2018-04-02
CIK 1672885

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Registrant’s telephone number, including area code: (86) 139-2742 -9282

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $ 0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 30, 2018
Common Stock, par value $0.0001	20,640,000

Documents incorporated by reference: None

DOERS EDUCATION ASEAN LIMITED.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

i

PART I

Item 1. Business

Background

The Company is a development stage company and has limited operating history and is expected to experience losses in the near term. The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern.

Summary

Doers Education ASEAN Ltd. (the “Company” or “DOERS”), is a Hong Kong-based startup incubator that offers shared workspace, networking events as well as training and education programs. DOERS offers daily and weekly seminars on personal finances for individuals and tailored corporate training curriculum depending on corporate development needs. DOERS has been offering its flagships programs which includes Money and YOU, DBS entrepreneurship Institute and US BSE Entrepreneur Business School since 1999. Founder and President, Lin Wei-Hsien is a renowned corporate trainer in Asia who has logged in innumerable speaking engagements in the region. The Company is now leveraging its highly successful program and initiating an expansion program to launch its startup incubators in emerging and high-growth Association of Southeast Asian Nations (ASEAN) and countries.

The Company was incorporated in the State of Delaware in April 2016 and was formerly known as Collins Island Acquisition Corporation. In May 2016, Collins Island Acquisition Corporation filed a registration statement with the Securities and Exchange Commission on Form 10 by which it became a public reporting company.

In July 2016, the Company implemented a change of control by redeeming shares of existing shareholders, issuing shares to new shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Collins Island Acquisition Corporation to Doers Education ASEAN Ltd.

The Company’s primary objective is to capitalize on what DOERS believes to be an increase in demand for technical and corporate education in ASEAN countries by offering specially tailored training and education programs as well as shared office space and workspace for students, entrepreneurs and corporations in the region.

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

SWOT Analysis

The Company’s strengths are denoted by founder Lin Wei-Hsien’s 30+ years of experience as an established network industry leader and successful entrepreneur with experience offering educational seminars throughout Asia. The Company also believes the company is strengthened by its recognition of locations in fast-growing startup communities in ASEAN.

The Company will have to overcome certain weaknesses, particularly with regards to DOERS’ limited business management experience in the ASEAN region. The Company also currently has only a limited number of current staff to deploy and funds will be required to deploy a comprehensive international market expansion.

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

Flexibility in terms of course design and scheduling will give establishments within this industry a competitive advantage. Industry operators provide set courses and customize their training to suit the needs of the client.

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

MONEY & YOU’s Founder, Lin Wei-Hsien, formulated his program based on his nuanced understanding of money and its influence on human relations. He has studied with some of the world’s most highly-ranking and profile people, and based on these studies, Mr. Hsien has summed up the most practical methods and strategies to help participants create both happiness and wealth, modeled after Mr. Hsien’s understandings from those he studied with.

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

MONEY & YOU’s concept is built on the premises that people will go to extremes in the pursuit of wealth that ultimately will cost them their happiness. MONEY & YOU carefully balances the pursuit of money and happiness and teaches that concept, borrowing philosophies and insights from the world’s leaders.

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

US BSE Entrepreneur Business School

US BSE Entrepreneur Business School (“BSE”) was founded in 1978. Over the past three decades, the School has experienced steady growth and has become an international business education organization. BSE was created for entrepreneurs and others who seek out life-changing learning. BSE is distinct from other business schools in that it abandons pure academic research system. The curriculum explores and analyzes the interactions between industry players, consumers and communities.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no public market for the Company’s securities.

Following a business combination, a target company will normally wish to cause the Company’s common stock to trade in one or more United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

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

As of December 31, 2017, Doers had not generated revenues and had no income or cash flows from operations since inception. Doers had sustained net loss of $38,710 for the year ended December 31, 2017 and has an accumulated deficit of $55,045 and $16,335 as of December 31, 2017 and 2016, respectively.

The Company generated $34,339 from financing activities for the year ended December 31, 2017. Total $34,339 from related parties was paid by a related party on behalf of the Company for operating expenses purposes. The Company generated $8,614 from financing activities for the period from April 4, 2016 (Inception) to December 31, 2016. On September 30, 2016, the Company issued 640,000 shares of its common stock to 38 shareholders for $64 at par value. Also the Company received $8,550 from a related party for operating expenses.

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

The financial statements for the year ended December 31, 2017 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the year ended December 31, 2017, we have had no disagreements with our accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission. The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

The independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The following table sets forth information regarding the member of the Company’s board of directors and its executive officer:

Name	Age	Position	Year Commenced
Lin Wei-Hsien	53	President, Treasurer and Secretary	2016

Lin Wei-Hsien serves as the sole officer and director of the Registrant. Mr. Lin serves as the executive chairman and CEO of Doers Education Group in Taiwan. Mr. Lin has a successful career in business training and publishing and speaking. He is the founder of the Chinese version of international courses including “BSE (The Accelerated Business School of Entrepreneurs”, “Money and You” and “Winning for Life”. He was honored with “Top 10 Chinese International Speaker Award” in 2016 by the International Professional Training Business Society, Asia’s Top 10 Corporate Trainer in 2016 by HKXW Newspaper and “The Best Chinese Speaker of the Year” in 2007 by Learning Mode China Century Success Forum. Throughout his career, Mr. Lin has been very active in charitable activities. He was an originator of the successful “30 Hour Famine” for World Vision in 1990 and “Reserve Purest Land” for Tzu Chi Foundation from 1991 which he worked for King Car Education Foundation. He has worked extensively in disaster relief efforts and fundraising throughout China.

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

Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At the period covered by this Report, the Company consists of two shareholders who serve as the corporate directors and officers. The Company has no activities and receives no revenues.

At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. There is no established process by which shareholders to the Company can nominate members to the Company’s board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company’s board of directors.

Item 11. Executive Compensation

Discussion of Compensation Table

The Company has not paid any compensation to date. The Company anticipates that it will commence payment of compensation. No officer or director received any salary or stock or stock awards in 2017.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

As of December 31, 2017, the Company issued a total of 20,640,000 shares of common stock pursuant to Section 4(2) of the Securities Act at a discount of $2,000.

In accordance with an April 29, 2016 Board of Directors meeting, Mr. Wei-Hsien – President of the company agreed to pay all operation expenses for the Company as Director’s loan with no interest calculated until the Company can raise sufficient funds for its operation and project development. This was an oral agreement between the Company and Mr. Wei-Hsien. As of December 31, 2017 and 2016, due to Mr. Wei-Hsien amounted to $42,889 and $8,550 representing professional fees paid on behalf of the Company.

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

Audit Fees consist of fees billed for professional services rendered for the audit of our company’s financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements. The following table represents audit fees for the years ended December 31, 2017 and 2016, respectively.

	2017	2016
Audit Fees	$7,000	$9,500

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2017 and 2016.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

1) Financial Statements: The financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this 2017 Annual Report on Form 10-K.

2) Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3) Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Doers Education Asean Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Doers Education Asean Limited (the Company) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2017 and for the period from April 4, 2016 (Inception) to December 31, 2016, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and for the period from April 4, 2016 (Inception) to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2016.

Los Angeles, California

March 30, 2018

DOERS EDUCATION ASEAN LIMITED

BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS

Current Assets
Cash and cash equivalents	$64	$64
Total Assets	$64	$64

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$10,550	$6,179
Due to a related party	42,889	8,550
Total Liabilities	53,439	14,729

Stockholders’ Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at December 31, 2017 and 2016, respectively	-	-
Common Stock, $0.0001 par value, 10,000,000,000 shares authorized; 20,640,000 shares issued and outstanding at December 31, 2017 and 2016, respectively	2,064	2,064
Discount on Common Stock	(2,000)	(2,000)
Additional paid-in capital	1,606	1,606
Accumulated deficit	(55,045)	(16,335)
Total stockholders’ deficit	(53,375)	(14,665)
Total Liabilities and Stockholders’ Deficit	$64	$64

The accompanying notes are an integral part of these financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF OPERATIONS

	For the year ended December 31,	For the period from April 4, 2016 (Inception) to December 31,
	2017	2016

Revenue	$-	$-
Cost of Revenues	-	-
Gross Profit	-	-

Operating expenses	38,710	16,335

Loss before income taxes	(38,710)	(16,335)

Income Tax Expense	-	-

Net loss	$(38,710)	$(16,335)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	20,640,000	20,218,824

The accompanying notes are an integral part of these financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Discount on	Additional		Total
	Common Stock		Common	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity

Balance April 4, 2016 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock	20,000,000	2,000	(2,000)	-	-	-
Redemption of common stock	(19,500,000)	(1,950)	1,950	-	-	-
Issuance of common stock	19,500,000	1,950	(1,950)	-	-	-
Issuance of common stock for cash	640,000	64	-	-	-	64
Stockholder contributions for company expenses	-	-	-	1,606	-	1,606
Net loss	-	-	-	-	(16,335)	(16,335)

Balance December 31, 2016	20,640,000	2,064	(2,000)	1,606	(16,335)	(14,665)
Net loss	-	-	-	-	(38,710)	(38,710)
Balance December 31, 2017	20,640,000	$2,064	$(2,000)	$1,606	$(55,045)	$(53,375)

The accompanying notes are an integral part of these financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF CASH FLOWS

	For the year ended December 31,	For the period from April 4, 2016 (Inception) to December 31,
	2017	2016
OPERATING ACTIVITIES
Net Loss	$(38,710)	$(16,335)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	-	1,606
Changes in Operating Assets and Liabilities:
Accrued liabilities	4,371	6,179
Net cash used in operating activities	(34,339)	(8,550)

FINANCING ACTIVITIES
Net proceeds from a related party	34,339	8,550
Proceeds from issuance of common stock	-	64
Net cash provided by financing activities	34,339	8,614
Net increase in cash	-	64

Cash, beginning of period	64	-
Cash, end of period	$64	$64

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

NON-CASH TRANSACTION:
Common stock issued to officer for no consideration	$-	$2,000

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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects and have been consistently applied in preparing the accompanying financial statements.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash and cash equivalents amounted to $64 and $64 as of December 31, 2017 and 2016, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company did not have bank account as of December 31, 2017. Cash on hand amounted to $64 and $64 as of December 31, 2017 and 2016, respectively.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2017 and 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2017and 2016, there are no outstanding dilutive securities.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that adoption of this guidance will have a material impact on its financial statements and related disclosures.

In September 2017, the FASB issued ASU 2017-13, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842). The main objective of this pronouncement is to clarify the effective date of the adoption of ASC Topic 606 and ASC Topic 842 and the definition of public business entity as stipulated in ASU 2014-09 and ASU 2016-02. ASU 2014-09 provides that a public business entity and certain other specified entities adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities are required to adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. ASU 2016-12 requires that “a public business entity and certain other specified entities adopt ASC Topic 842 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. All other entities are required to adopt ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020”. ASU 2017-13 clarifies that the SEC would not object to certain public business entities electing to use the non-public business entities effective dates for applying ASC 606 and ASC 842. ASU 2017-13, however, limits such election to certain public business entities that “otherwise would not meet the definition of a public business entity except for a requirement to include or inclusion of its financial statements or financial information in another entity’s filings with the SEC”. The Company expects that the adoption of this ASU would not have a material impact on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date”, which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for the Company’s fiscal year beginning January 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)”, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing”, which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients”, which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”, which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. Preliminarily, we plan to adopt Topic 606 in the first quarter of our fiscal 2018 using the retrospective transition method, and are continuing to evaluate the impact our pending adoption of Topic 606 will have on our financial statements. The Company’s current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09. Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts. While no significant impact is expected upon adoption of the new guidance, the Company will not be able to make that determination until the time of adoption based upon outstanding contracts at that time.

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $38,710 during the year ended December 31, 2017. The Company had a working capital deficit of $53,375 and an accumulated deficit of $55,045 as of December 31, 2017 and a working capital deficit of $14,665 and an accumulated deficit of $16,335 as of December 31, 2016. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of December 31, 2017 and 2016, the Company had accrued professional fees of $10,550 and $6,179, respectively.

NOTE 4 - DUE TO A RELATED PARTY

Due to related parties amounted to $42,889 and $8,550 as of December 31, 2017 and 2016 and are fees paid on behalf of the Company by a shareholder of the Company, respectively. The amount due to related party is unsecured, non-interest bearing, and due on demand.

NOTE 5 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 10,000,000,000 shares of common stock and 20,000,000 shares of preferred stock. On March 21, 2017, the Company increased its authorized shares of common stock from 100,000,000 shares to 10,000,000,000. As of December 31, 2017, 20,640,000 shares of common stock and no preferred stock were issued and outstanding.

On April 4, 2016, the Company issued 20,000,000 founders common stock to two directors and officers at par and a discount of $2,000.

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

NOTE 6 - SUBSEQUENT EVENT

Management has evaluated subsequent events through March 30, 2018, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2017 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOERS EDUCATION ASEAN LIMITED

Date: April 2, 2018	By:	/s/ Lin Wei-Hsien
Lin Wei-Hsien
President and Chief Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Lin Wei-Hsien	President and Chief Financial Officer	April 2, 2018

18