Form 10-Q
period 2018-06-30
Doers Education Asean Ltd
filed 2018-08-10
CIK 1672885

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at August 10, 2018
Common Stock, par value $0.0001	20,390,000
Documents incorporated by reference:	None

FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	1

Statements of Operations for the three and six months ended June 30, 2018 and 2017 (unaudited)	2

Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited)	3

Notes to Financial Statements (unaudited)	4 - 9

DOERS EDUCATION ASEAN LIMITED

BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$9,535	$64
Prepaid expense	1,500	-

Total Assets	$11,035	$64

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued liabilities	$3,475	$10,550
Due to a related party	72,399	42,889

Total Liabilities	75,874	53,439

Stockholders' Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 20,390,000 and 20,640,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	2,039	2,064
Discount on Common Stock	(2,000)	(2,000)
Additional paid-in capital	1,606	1,606
Accumulated deficit	(66,484)	(55,045)
Total stockholders' deficit	(64,839)	(53,375)
Total Liabilities and Stockholders' Deficit	$11,035	$64

The accompanying notes are an integral part of these unaudited financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-
Cost of Revenues	-	-	-	-
Gross Profit	-	-	-	-

Operating expenses	6,033	17,571	11,451	25,795

Other Income	12	-	12	-

Loss before income taxes	(6,021)	(17,571)	(11,439)	(25,795)

Income Tax Expense	-	-	-	-

Net loss	$(6,021)	$(17,571)	$(11,439)	$(25,795)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares- basic and diluted	20,390,000	20,640,000	20,478,398	20,640,000

The accompanying notes are an integral part of these unaudited financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net Loss	$(11,439)	$(25,795)
Changes in Operating Assets and Liabilities:
Prepaid expense	(1,500)	(1,500)
Accrued liability	(7,075)	(3,004)
Net cash used in operating activities	(20,014)	(30,299)

FINANCING ACTIVITIES
Net proceeds from related parties	29,510	30,299
Payments made to a shareholder to redeem common stock	(25)	-
Net cash provided by financing activities	29,485	30,299

Net increase in cash	9,471	-

Cash, beginning of period	64	64

Cash, end of period	$9,535	$64

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited financial statements. Such unaudited financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying unaudited financial statements. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash and cash equivalents amounted to $9,535 and $64 as of June 30, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash in bank in Taiwan where the standard deposit insurance coverage limit is approximately $100,627 (NT$3 million). The Company’s bank balance did not exceed the insured amounts as of June 30, 2018 and December 31, 2017, respectively.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss with the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2018 and 2017, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $11,451 and $25,795 during the six months ended June 30, 2018 and 2017, respectively. The Company had a working capital deficit of $64,839 and an accumulated deficit of $66,484 as of June 30, 2018 and a working capital deficit of $53,375 and an accumulated deficit of $55,045 as of December 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of June 30, 2018 and December 31, 2017, the Company had accrued professional fees of $3,475 and $10,550, respectively.

NOTE 4 - DUE TO RELATED PARTIES

Due to a related party amounted to $72,399 and $42,889 as of June 30, 2018 and December 31, 2017, respectively, were fees paid by a shareholder on behalf of the Company for operating expenses purposes. The amount due to related party is interest free, with no collateral, and due on demand.

NOTE 5 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 10,000,000,000 shares of common stock and 20,000,000 shares of preferred stock. On March 21, 2017, the Company increased its authorized shares of common stock from 100,000,000 shares to 10,000,000,000.

On March 6, 2018, the Company repurchased 250,000 shares from its shareholder for $25. The 250,000 shares were canceled.

As of June 30, 2018 and December 31, 2017, 20,390,000 and 20,640,000 shares of common stock and no preferred stock were issued and outstanding, respectively.

NOTE 6 - SUBSEQUENT EVENT

Management has evaluated subsequent events through July 30, 2018, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations

As of June 30, 2018, Doers had not generated revenues since inception. Doers had sustained net loss of $11,439 and $25,795 for the six months ended June 30, 2018 and 2017, respectively. The Company has an accumulated deficit of $66,484 and $55,045 as of June 30, 2018 and December 31, 2017, respectively.

Operating expenses totaled $11,451 for the six months ended June 30, 2018, compared to $25,795 for the six months ended June 30, 2017, a decrease of $14,344, or approximately 55.61%. The decrease is mainly attributed to the decrease in professional expenses.

Operating expenses totaled $6,033 for the three months ended June 30, 2018, compared to $17,571 for the three months ended June 30, 2017, a decrease of $11,538, or approximately 65.66%. The decrease is mainly attributed to the decrease in professional expenses.

Liquidity and Capital Resources

At June 30, 2018, cash and cash equivalents were $9,535, compared to $64 at December 31, 2017, an increase of $9,471. Our working capital deficit increased by $11,464 to a deficit of $64,839 at June 30, 2018 from $53,375 at December 31, 2017.

The Company used $20,014 and $30,299 from operating activities for the six months ended June 30, 2018 and 2017, respectively. The decrease is due to decreased net loss offset by increased accrued liabilities.

The Company received $29,485 and $30,299 from financing activities for the six months ended June 30, 2018 and 2017, respectively. Total $29,510 and $30,299 from related parties were paid by a shareholder on behalf of the Company for operating expenses purposes for the six months ended June 30, 2018 and 2017, respectively. The payable is interest free, with no collateral, and due on demand.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash and cash equivalents amounted to $9,535 and $64 as of June 30, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash in bank in Taiwan where the standard deposit insurance coverage limit is approximately $100,627 (NT$3 million). The Company’s bank balance did not exceed the insured amounts as of June 30, 2018 and December 31, 2017, respectively.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss with the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2018 and 2017, there are no outstanding dilutive securities.

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

SUBSEQUENT EVENT

None

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by emerging growth companies and Smaller reporting companies.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the period from April 4, 2016 (Inception) to June 30, 2018, the Company has issued 20,640,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 at par as follows:

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

Date: August 10, 2018

