Form 10-K
period 2018-12-31
Doers Education Asean Ltd
filed 2019-04-17
CIK 1672885

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 15, 2019
Common Stock, par value $0.0001	20,390,000

Documents incorporated by reference: None

DOERS EDUCATION ASEAN LIMITED.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Key external drivers that the Company believes will positively impact the market include the following:

●	Corporate profit: A large proportion of the industry’s customers are corporations, so changes in business sentiment typically influence demand for the industry’s services. When corporate profit is low, companies are less likely to spend money on nonessential training for their staff. Corporate profit is expected to increase in 2019 representing a potential opportunity for the industry.

●	Per capita disposable income: Disposable income levels influence individuals who take courses for self-fulfillment. Customers are sensitive to price, so an increase in disposable income often leads to increased spending on education and training courses. Per capita disposable income is expected to increase in 2019.

●	Households earning more than $100,000: Demand for the educational services provided by this industry mainly comes from middle and senior managers. An increase in the number of people in these positions will increase demand for services. A proxy for the number of middle and senior managers is the number of households in high-income groups. Therefore, an increase in the number of wealthy households is expected to raise demand for industry services. The number of households earning more than $100,000 is expected to increase in 2019.

●	Investor uncertainty: Investor uncertainty, also known as the fear index, controls investor risk. Investor uncertainty rises during economic downturns with investors becoming risk averse. National debt and interest rate worries are continuing to increase uncertainty and reduce demand for industry services. Investor uncertainty is expected to increase in 2019, representing a potential threat to the industry.

●	Number of employees: Any rise in the number of employees in the United States will expand the potential market base for the industry. Therefore, an increase in the number of employees typically boosts demand for industry services. The number of employees is expected to increase in 2019.

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

Doers’s Founder, Lin Wei-Hsien, formulated his program based on his nuanced understanding of money and its influence on human relations. He has studied with some of the world’s most highly-ranking and profile people, and based on these studies, Mr. Hsien has summed up the most practical methods and strategies to help participants create both happiness and wealth, modeled after Mr. Hsien’s understandings from those he studied with.

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

MONEY & YOU is an accumulated 30-year learning. The entire learning ecosystem from class schedules, meal times, group interactive planning, classroom posters, furniture arrangement, materials design, activities, computerized analysis, and even room temperature and the size of the classroom are controlled to help participants to achieve the objective of the curriculum.

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

Since inception, the Company has sold securities which were not registered as follows:

Date	Name	Number of Shares		Shares Outstanding
April 4, 2016	two directors and officers	20,000,000		20,000,000
July 24, 2016	Redemption	19,500,000		500,000
July 25, 2016	Lin Wei-Hsien	19,000,000		19,500,000
July 25, 2016	DazMc Securities	500,000		20,000,000
September 30, 2016	38 shareholders	640,000		20,640,000
March 6, 2018	Cancellation	250,000	*	20,390,000

*On March 6, 2018, the Company repurchased 250,000 shares from its shareholder for $25. The 250,000 shares were canceled.

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

As of December 31, 2018, Doers had not generated revenues and had no income or cash flows from operations since inception. Doers had sustained net loss of $23,685 for the year ended December 31, 2018 and has an accumulated deficit of $78,730 and $55,045 as of December 31, 2018 and 2017, respectively.

The Company generated $36,985 from financing activities for the year ended December 31, 2018. Total $37,010 net proceeds from a related party were payments made by a related party on behalf of the Company for operating expenses purposes. The Company generated $34,339 from financing activities for the year ended December 31, 2017. Total $34,339 net proceeds from related party were payments made by a related party on behalf of the Company for operating expenses purposes.

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

The financial statements for the year ended December 31, 2018 and 2017 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the year ended December 31, 2018, we have had no disagreements with our accountants on accounting and financial disclosure.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The following table sets forth information regarding the member of the Company’s board of directors and its executive officer:

Name	Age	Position	Year Commenced
Lin Wei-Hsien	54	President, Treasurer and Secretary	2016

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

Item 11. Executive Compensation

Discussion of Compensation Table

The Company has not paid any compensation to date. The Company anticipates that it will commence payment of compensation. No officer or director received any salary or stock or stock awards in 2018.

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

Name of Beneficial Owner	Position	Amount of Shares Beneficial Owned	Percent of class (1)
Wei-Hsien, Lin	President, Secretary and Treasurer	19,000,000	93.18%

(1) Based upon 20,390,000 shares outstanding as of the date of this offering.

Item 13. Certain Relationships and Related Transactions and Director Independence

As of December 31, 2018, the Company issued a total of 20,390,000 shares of common stock pursuant to Section 4(2) of the Securities Act at a discount of $2,000.

In accordance with an April 29, 2016 Board of Directors meeting, Mr. Wei-Hsien – President of the company agreed to pay all operation expenses for the Company as Director’s loan with no interest calculated until the Company can raise sufficient funds for its operation and project development. This was an oral agreement between the Company and Mr. Wei-Hsien. As of December 31, 2018 and 2017, due to Mr. Wei-Hsien amounted to $79,899 and $42,889 representing professional fees paid on behalf of the Company.

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

Audit Fees consist of fees billed for professional services rendered for the audit of our company’s financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements. The following table represents audit fees for the years ended December 31, 2018 and 2017, respectively.

	2018	2017
Audit Fees	$7,000	$7,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

1) Financial Statements: The financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this 2018 Annual Report on Form 10-K.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Doers Education Asean Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Doers Education Asean Limited (the Company) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Los Angeles, California

April 15, 2019

DOERS EDUCATION ASEAN LIMITED

BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS

Current Assets
Cash and cash equivalents	$6,989	$64

Total Assets	$6,989	$64

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$4,175	$10,550
Due to a related party	79,899	42,889
Total Liabilities	84,074	53,439

Stockholders’ Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at December 31, 2018 and 2017, respectively	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 20,390,000 and 20,640,000 shares issued and outstanding at December 31, 2018 and 2017, respectively	2,039	2,064
Discount on Common Stock	(2,000)	(2,000)
Additional paid-in capital	1,606	1,606
Accumulated deficit	(78,730)	(55,045)
Total stockholders’ deficit	(77,085)	(53,375)
Total Liabilities and Stockholders’ Deficit	$6,989	$64

The accompanying notes are an integral part of these financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2018	2017

Revenue	$-	$-
Cost of Revenues	-	-
Gross Profit	-	-

Operating expenses	23,706	38,710

Other Income	(21)	-

Loss before income taxes	(23,685)	(38,710)

Income Tax Expense	-	-

Net loss	$(23,685)	$(38,710)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares- basic and diluted	20,433,836	20,640,000

The accompanying notes are an integral part of these financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

			Discount on	Additional		Total
	Common Stock		Common	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity

Balance December 31, 2016	20,640,000	$2,064	$(2,000)	$1,606	$(16,335)	$(14,665)

Net loss	-	-	-	-	(38,710)	(38,710)

Balance December 31, 2017	20,640,000	2,064	(2,000)	1,606	(55,045)	(53,375)
Redemption of common stock	(250,000)	(25)		-	-	(25)
Net loss	-	-	-	-	(23,685)	(23,685)

Balance December 31, 2018	20,390,000	$2,039	$(2,000)	$1,606	$(78,730)	$(77,085)

The accompanying notes are an integral part of these financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2018	2017
OPERATING ACTIVITIES
Net Loss	$(23,685)	$(38,710)
Changes in Operating Assets and Liabilities:
Accrued liability	(6,375)	4,371
Net cash used in operating activities	(30,060)	(34,339)

FINANCING ACTIVITIES
Net proceeds from a related party	37,010	34,339
Payments made to a shareholder to redeem common stock	(25)	-
Net cash provided by financing activities	36,985	34,339

Net increase in cash	6,925	-

Cash, beginning of period	64	64

Cash, end of period	$6,989	$64

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash and cash equivalents amounted to $6,989 and $64 as of December 31, 2018 and 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Cash on hand amounted to $6,989 and $64 as of December 31, 2018 and 2017, respectively. The Company maintains its cash in bank in Taiwan where the standard deposit insurance coverage limit is approximately $100,627 (NT$3 million). The Company’s bank balance did not exceed the insured amounts as of December 31, 2018 and 2017, respectively.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2018 and 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2018 and 2017, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $23,685 during the year ended December 31, 2018. The Company had a working capital deficit of $77,085 and an accumulated deficit of $78,730 as of December 31, 2018, and a working capital deficit of $53,375 and an accumulated deficit of $55,045 as of December 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of December 31, 2018 and 2017, the Company had accrued professional fees of $4,175 and $10,550, respectively.

NOTE 4 - DUE TO A RELATED PARTY

Due to a related party amounted to $79,899 and $42,889 as of December 31, 2018 and 2017, respectively, which was due to Mr. Lin Wei-Hsien, the director and major shareholder of the Company. The amount due to related party is unsecured, non-interest bearing, and due on demand.

NOTE 5 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 10,000,000,000 shares of common stock and 20,000,000 shares of preferred stock. On March 21, 2017, the Company increased its authorized shares of common stock from 100,000,000 shares to 10,000,000,000. As of December 31, 2017, 20,390,000 shares of common stock and no preferred stock were issued and outstanding.

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

NOTE 6 - SUBSEQUENT EVENT

Management has evaluated subsequent events through April 15, 2019, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOERS EDUCATION ASEAN LIMITED

Date: April 15, 2019	By:	/s/ Lin Wei-Hsien
Lin Wei-Hsien
President and Chief Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Lin Wei-Hsien	President and Chief Financial Officer	April 15, 2019