Form 10-Q
period 2019-03-31
Doers Education Asean Ltd
filed 2019-05-15
CIK 1672885

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at May 6, 2019
Common Stock, par value $0.0001	20,390,000
Documents incorporated by reference:	None

FINANCIAL STATEMENTS

i

DOERS EDUCATION ASEAN LIMITED

BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,759	$6,989
Prepaid expenses	300	-
Total Assets	$3,059	$6,989

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$8,354	$4,175
Due to a related party	79,899	79,899
Total Liabilities	88,253	84,074

Stockholders’ Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at March 31, 2019 and December 31, 2018, respectively	-	-
Common Stock, $0.0001 par value, 10,000,000,000 shares authorized; 20,390,000 and 20,390,000 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	2,039	2,039
Discount on Common Stock	(2,000)	(2,000)
Additional paid-in capital	1,606	1,606
Accumulated deficit	(86,839)	(78,730)
Total stockholders’ deficit	(85,194)	(77,085)
Total Liabilities and Stockholders’ Deficit	$3,059	$6,989

The accompanying notes are an integral part of these unaudited financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,
	2019	2018

Revenue	$-	$-
Cost of Revenues	-	-
Gross Profit	-	-

Operating expenses	8,109	5,418

Loss before income taxes	(8,109)	(5,418)

Income Tax Expense	-	-

Net loss	$(8,109)	$(5,418)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares-basic and diluted	20,390,000	20,567,778

The accompanying notes are an integral part of these unaudited financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

			Discount on	Additional		Total
	Common Stock		Common	Paid-in		Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity

Balance December 31, 2017	20,640,000	$2,064	$(2,000)	$1,606	$(55,045)	$(53,375)

Redemption of common stock	(250,000)	(25)	-	-	-	(25)

Net loss	-	-	-	-	(5,418)	(5,418)

Balance March 31, 2018	20,390,000	$2,039	$(2,000)	$1,606	$(60,463)	$(58,818)

Balance December 31, 2018	20,390,000	$2,039	$(2,000)	$1,606	$(78,730)	$(77,085)

Net loss	-	-	-	-	(8,109)	(8,109)

Balance March 31, 2019	20,390,000	$2,039	$(2,000)	$1,606	$(86,839)	$(85,194)

The accompanying notes are an integral part of these unaudited financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net Loss	$(8,109)	$(5,418)
Changes in Operating Assets and Liabilities:
Prepaid expenses	(300)	-
Accrued liability	4,179	(1,387)
Net cash used in operating activities	(4,230)	(6,805)

FINANCING ACTIVITIES
Net proceeds from a related party	-	24,510
Repurchase of common stock	-	(25)
Net cash provided by financing activities	-	24,485

Net increase (decrease) in cash	(4,230)	17,680

Cash, beginning of period	6,989	64

Cash, end of period	$2,759	$17,744

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited financial statements. Such unaudited financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying unaudited financial statements. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash and cash equivalents amounted to $2,759 and $6,989 as of March 31, 2019 and December 31, 2018, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash in bank in Taiwan where the standard deposit insurance coverage limit is approximately $100,627 (NT$3 million). The Company’s bank balance did not exceed the insured amounts as of March 31, 2019 and December 31, 2018, respectively.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2019 and December 31, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss with the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2019 and December 31, 2018, there are no outstanding dilutive securities.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory”, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for the Company in its first quarter of 2019. The Company has adopted this ASU and its adoption did not have a material effect on its financial statements.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $8,109 and $5,418 during the three months ended March 31, 2019 and 2018, respectively. The Company had a working capital deficit of $85,194 and an accumulated deficit of $86,839 as of March 31, 2019 and a working capital deficit of $77,085 and an accumulated deficit of $78,730 as of December 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of March 31, 2019 and December 31, 2018, the Company had accrued professional fees of $8,354 and $4,175 respectively.

NOTE 4 - DUE TO A RELATED PARTY

Due to a related party amounted to $79,899 as of March 31, 2019 and December 31, 2018 was due to Lin Wei-Hsien, the director and major shareholder of the Company. The amount due to related party is interest free, with no collateral, and due on demand.

NOTE 5 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 10,000,000,000 shares of common stock and 20,000,000 shares of preferred stock. On March 21, 2017, the Company increased its authorized shares of common stock from 100,000,000 shares to 10,000,000,000. As of March 31, 2019, 20,390,000 shares of common stock and no preferred stock were issued and outstanding.

On April 4, 2016, the Company issued 20,000,000 founders common stock to two directors and officers at par and at discount of $2,000.

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

NOTE 6 - SUBSEQUENT EVENT

Management has evaluated subsequent events through May 6, 2019, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

As of March 31, 2019, Doers had not generated revenues and had no income or cash flows from operations since inception. Doers had sustained net loss of $8,109 and $5,418 for the three months ended March 31, 2019 and 2018, respectively. The Company has an accumulated deficit of $86,839 and $78,730 as of March 31, 2019 and December 31, 2018, respectively.

The Company received $0 and $24,485 from financing activities for the three months ended March 31, 2019 and 2018, respectively. Total $0 and $24,510 from related parties were paid by a shareholder on behalf of the Company for operating expenses purposes for the three months ended March 31, 2019 and 2018, respectively. The payable is interest free, with no collateral, and due on demand.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the period from April 4, 2016 (Inception) to March 31, 2019, the Company has issued 20,390,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 at par as follows:

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

DOERS EDUCATION ASEAN LIMITED

Date: May 6, 2019	By:	/s/ Lin Wei-Hsien
Lin Wei-Hsien
President and Chief Financial Officer