Form 10-Q
period 2019-06-30
Doers Education Asean Ltd
filed 2019-08-19
CIK 1672885

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at August 6, 2019
Common Stock, par value $0.0001	20,390,000
Documents incorporated by reference:	None

FINANCIAL STATEMENTS

 i

DOERS EDUCATION ASEAN LIMITED

BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$2,811	$6,989
Prepaid expense	1,500	-
Total Assets	$4,311	$6,989

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$3,451	$4,175
Due to a related party	89,384	79,899
Total Liabilities	92,835	84,074

Stockholders’ Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized; 20,390,000 and 20,390,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	2,039	2,039
Discount on common stock	(2,000)	(2,000)
Additional paid-in capital	1,606	1,606
Accumulated deficit	(90,169)	(78,730)
Total stockholders’ deficit	(88,524)	(77,085)
Total Liabilities and Stockholders’ Deficit	$4,311	$6,989

The accompanying notes are an integral part of these unaudited financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operating expenses	3,335	6,033	11,444	11,451

Other income	5	12	5	12

Loss before income taxes	(3,330)	(6,021)	(11,439)	(11,439)

Income tax expense	-	-	-	-

Net loss	$(3,330)	$(6,021)	$(11,439)	$(11,439)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares-basic and diluted	20,390,000	20,390,000	20,390,000	20,478,398

The accompanying notes are an integral part of these unaudited financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Discount on Common	Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity

Balance, March 31, 2019	20,390,000	$2,039	$(2,000)	$1,606	$(86,839)	$(85,194)

Net loss	-	-	-	-	(3,330)	(3,330)

Balance, June 30, 2019	20,390,000	$2,039	$(2,000)	$1,606	$(90,169)	$(88,524)

	Common Stock		Discount on Common	Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity

Balance, March 31, 2018	20,390,000	$2,039	$(2,000)	$1,606	$(60,463)	$(58,818)

Net loss	-	-	-	-	(6,021)	(6,021)

Balance, June 30, 2018	20,390,000	$2,039	$(2,000)	$1,606	$(66,484)	$(64,839)

	Common Stock		Discount on Common	Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity

Balance, December 31, 2018	20,390,000	$2,039	$(2,000)	$1,606	$(78,730)	$(77,085)

Net loss	-	-	-	-	(11,439)	(11,439)

Balance, June 30, 2019	20,390,000	$2,039	$(2,000)	$1,606	$(90,169)	$(88,524)

	Common Stock		Discount on Common	Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity

Balance, December 31, 2017	20,640,000	$2,064	$(2,000)	$1,606	$(55,045)	$(53,375)

Redemption of common stock	(250,000)	(25)	-	-	-	(25)
Net loss	-	-	-	-	(11,439)	(11,439)

Balance, June 30, 2018	20,390,000	$2,039	$(2,000)	$1,606	$(66,484)	$(64,839)

The accompanying notes are an integral part of these unaudited financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(11,439)	$(11,439)
Changes in operating assets and liabilities:
Prepaid expense	(1,500)	(1,500)
Accrued liability	(724)	(7,075)
Net cash used in operating activities	(13,663)	(20,014)

FINANCING ACTIVITIES
Net proceeds from related parties	9,485	29,510
Repurchase of common stock	-	(25)
Net cash provided by financing activities	9,485	29,485

Net (decrease) increase in cash	(4,178)	9,471

Cash, beginning of period	6,989	64

Cash, end of period	$2,811	$9,535

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited financial statements. Such unaudited financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying unaudited financial statements. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

These unaudited financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2018, which were included in the Company’s 2018 Annual Report on Form 10-K (“2018 Form 10-K”). The accompanying balance sheet as of December 31, 2018, has been derived from the Company’s audited consolidated financial statements as of that date.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of June 30, 2019 and December 31, 2018, the Company had cash of $2,811 and $6,989, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash in bank in Taiwan where the standard deposit insurance coverage limit is approximately $100,627 (NT$3 million). The Company’s bank balance did not exceed the insured amounts as of June 30, 2019 and December 31, 2018, respectively.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2019 and December 31, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss with the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2019 and December 31, 2018, there are no outstanding dilutive securities.

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

There were other updates recently issued. The management does not believe that other than disclosed above, the recently issued, but not yet adopted, accounting pronouncements will have a material impact on its financial position results of operations or cash flows.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $11,439 and $11,439 during the six months ended June 30, 2019 and 2018, respectively. The Company had a working capital deficit of $88,524 and an accumulated deficit of $90,169 as of June 30, 2019 and a working capital deficit of $77,085 and an accumulated deficit of $78,730 as of December 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of June 30, 2019 and December 31, 2018, the Company had accrued professional fees of $3,451 and $4,175, respectively.

NOTE 4 - DUE TO A RELATED PARTY

Due to a related party amounted to $89,384 and $79,899 as of June 30, 2019 and December 31, 2018 was due to Lin Wei-Hsien, the director and major shareholder of the Company. The amount due to related party is interest free, with no collateral, and due on demand.

NOTE 5 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 10,000,000,000 shares of common stock and 20,000,000 shares of preferred stock. On March 21, 2017, the Company increased its authorized shares of common stock from 100,000,000 shares to 10,000,000,000.

As of June 30, 2019 and December 31, 2018, 20,390,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 6 - SUBSEQUENT EVENT

Management has evaluated subsequent events through August 14, 2019 , the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Doers Education Asean Ltd. (“Doers” or the “Company”) was incorporated on April 4, 2016 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012.

Results of Operations

As of June 30, 2019, Doers had not generated revenues and had no income or cash flows from operations since inception. Doers had sustained net loss of $11,439 and $11,439 for the six months ended June 30, 2019 and 2018, respectively. The Company has an accumulated deficit of $90,169 and $78,730 as of June 30, 2019 and December 31, 2018, respectively.

Operating expenses totaled $11,444 for the six months ended June 30, 2019, compared to $11,451 for the six months ended June 30, 2018, a decrease of $7, or approximately 0.06%, remained stable.

Operating expenses totaled $3,335 for the three months ended June 30, 2019, compared to $6,033 for the three months ended June 30, 2018, a decrease of $2,698, or approximately 44.72%. The decrease is mainly attributed to the decrease in professional expenses.

Liquidity and Capital Resources

At June 30, 2019, cash and cash equivalents were $2,811, compared to $6,989 at December 31, 2018, a decrease of $4,178. Our working capital deficit increased by $11,439 to a deficit of $88,524 at June 30, 2019 from $77,085 at December 31, 2018.

The Company used $13,663 and $20,014 from operating activities for the six months ended June 30, 2019 and 2018, respectively. The decrease is due to decreased accrued liabilities.

The Company received $9,485 and $29,485 from financing activities for the six months ended June 30, 2019 and 2018, respectively. Total $9,485 and $29,510 from a related party were made by a shareholder on behalf of the Company for operating expenses purposes for the six months ended June 30, 2019 and 2018, respectively. The payable is interest free, with no collateral, and due on demand.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the period from April 4, 2016 (Inception) to June 30, 2019, the Company has issued 20,390,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 at par as follows:

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

DOERS EDUCATION ASEAN LIMITED

Date: August 14, 2019	By:	/s/ Lin Wei-Hsien
Lin Wei-Hsien
President and Chief Financial Officer