Form 10-Q
period 2019-09-30
Doers Education Asean Ltd
filed 2019-11-13
CIK 1672885

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at November 6, 2019
Common Stock, par value $0.0001	20,390,000
Documents incorporated by reference:	None

FINANCIAL STATEMENTS

i

DOERS EDUCATION ASEAN LIMITED

BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$3,617	$6,989
Prepaid expense	800	-

Total Assets	$4,417	$6,989

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$1,575	$4,175
Due to a related party	94,870	79,899
Total Liabilities	96,445	84,074

Stockholders’ Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding as of September 30, 2019 and December 31,2018, respectively	-	-
Common Stock, $0.0001 par value, 10,000,000,000 shares authorized; 20,390,000 and 20,390,000 shares issued and outstanding as of September 30, 2019 and December 31,2018, respectively	2,039	2,039
Discount on common stock	(2,000)	(2,000)
Additional paid-in capital	1,606	1,606
Accumulated deficit	(93,673)	(78,730)
Total stockholders’ deficit	(92,028)	(77,085)
Total Liabilities and Stockholders’ Deficit	$4,417	$6,989

The accompanying notes are an integral part of these unaudited financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operating expenses	3,504	4,650	14,948	16,101

Other income	-	-	5	12

Loss before income taxes	(3,504)	(4,650)	(14,943)	(16,089)

Income tax expense	-	-	-	-

Net loss	$(3,504)	$(4,650)	$(14,943)	$(16,089)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares-basic and diluted	20,390,000	20,390,000	20,390,000	20,448,608

The accompanying notes are an integral part of these unaudited financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

			Discount on	Additional
	Common Stock		Common	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity

Balance June 30, 2019	20,390,000	$2,039	$(2,000)	$1,606	$(90,169)	$(88,524)

Net loss	-	-	-	-	(3,504)	(3,504)

Balance September 30, 2019	20,390,000	$2,039	$(2,000)	$1,606	$(93,673)	$(92,028)

			Discount on	Additional
	Common Stock		Common	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity

Balance June 30, 2018	20,390,000	$2,039	$(2,000)	$1,606	$(66,484)	$(64,839)

Net loss	-	-	-	-	(4,650)	(4,650)

Balance September 30, 2018	20,390,000	$2,039	$(2,000)	$1,606	$(71,134)	$(69,489)

The accompanying notes are an integral part of these unaudited financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 and 2018

(UNAUDITED)

			Discount on	Additional
	Common Stock		Common	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity

Balance December 31, 2018	20,390,000	$2,039	$(2,000)	$1,606	$(78,730)	$(77,085)

Net loss	-	-	-	-	(14,943)	(14,943)

Balance September 30, 2019	20,390,000	$2,039	$(2,000)	$1,606	$(93,673)	$(92,028)

			Discount on	Additional
	Common Stock		Common	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity

Balance December 31, 2017	20,640,000	$2,064	$(2,000)	$1,606	$(55,045)	$(53,375)

Redemption of common stock	(250,000)	(25)	-	-	-	(25)
Net loss	-	-	-	-	(16,089)	(16,089)

Balance September 30, 2018	20,390,000	$2,039	$(2,000)	$1,606	$(71,134)	$(69,489)

The accompanying notes are an integral part of these unaudited financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	For the nine months ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net Loss	$(14,943)	$(16,089)
Changes in Operating Assets and Liabilities:
Prepaid expense	(800)	(500)
Accrued liability	(2,600)	(4,775)
Net cash used in operating activities	(18,343)	(21,364)

FINANCING ACTIVITIES
Net proceeds from a related party	14,971	29,510
Payments made to a shareholder to redeem common stock	-	(25)
Net cash provided by financing activities	14,971	29,485

Net (decrease) increase in cash	(3,372)	8,121

Cash, beginning of period	6,989	64

Cash, end of period	$3,617	$8,185

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited financial statements. Such unaudited financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying unaudited financial statements. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to U.S. GAAP rules and regulations. The results for the nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

These unaudited financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2018, which were included in the Company’s 2018 Annual Report on Form 10-K (“2018 Form 10-K”). The accompanying balance sheet as of December 31, 2018, has been derived from the Company’s audited financial statements as of that date.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of September 30, 2019 and December 31, 2018, the Company had cash of $3,617 and $6,989, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash in bank in Taiwan where the standard deposit insurance coverage limit is approximately $100,627 (NT$3 million). The Company’s bank balance did not exceed the insured amounts as of September 30, 2019 and December 31, 2018, respectively.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2019 and December 31, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss with the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2019 and December 31, 2018, there are no outstanding dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The management believe the recently issued but not yet adopted accounting pronouncements will not have a material impact on its financial position results of operations or cash flows.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $14,948 and $16,101 during the nine months ended September 30, 2019 and 2018, respectively. The Company had a working capital deficit of $92,028 and an accumulated deficit of $93,673 as of September 30, 2019 and a working capital deficit of $77,085 and an accumulated deficit of $78,730 as of December 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - DUE TO A RELATED PARTY

Due to a related party amounted to $94,870 and $79,899 as of September 30, 2019 and December 31, 2018 was due to Lin Wei-Hsien, the director and major shareholder of the Company. The amount due to related party is interest free, with no collateral, and due on demand.

NOTE 4 - SUBSEQUENT EVENT

Management has evaluated subsequent events through November 6, 2019, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in the financial statements.

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

Results of Operations

As of September 30, 2019, Doers had not generated revenues and had no income or cash flows from operations since inception. Doers had sustained net loss of $14,943 and $16,089 for the nine months ended September 30, 2019 and 2018, respectively. The Company has an accumulated deficit of $93,673 and $78,730 as of September 30, 2019 and December 31, 2018, respectively.

Operating expenses totaled $14,948 for the nine months ended September 30, 2019, compared to $16,101 for the nine months ended September 30, 2018, a decrease of $1,153, or approximately 7.16%. The decrease is mainly attributed to the decrease in professional expenses.

Operating expenses totaled $3,504 for the three months ended September 30, 2019, compared to $4,650 for the three months ended September 30, 2018, a decrease of $1,146, or approximately 24.65%. The decrease is mainly attributed to the decrease in professional expenses.

Liquidity and Capital Resources

At September 30, 2019, cash and cash equivalents were $3,617, compared to $6,989 at December 31, 2018, a decrease of $3,372. Our working capital deficit increased by $14,942 to a deficit of $92,027 at September 30, 2019 from $77,085 at December 31, 2018.

The Company used $18,343 and $21,364 from operating activities for the nine months ended September 30, 2019 and 2018, respectively. The decrease is due to decreased accrued liabilities.

The Company received $14,971 and $29,485 from financing activities for the nine months ended September 30, 2019 and 2018, respectively. Total $14,971 and $29,510 from a related party were paid by a shareholder on behalf of the Company for operating expenses purposes for the nine months ended September 30, 2019 and 2018, respectively. The payable is interest free, with no collateral, and due on demand.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the period from April 4, 2016 (Inception) to September 30, 2019, the Company has issued 20,390,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 at par as follows:

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

DOERS EDUCATION ASEAN LIMITED

Date: November 13, 2019	By:	/s/ Lin Wei-Hsien
Lin Wei-Hsien
President and Chief Financial Officer