Form 10-K
period 2019-12-31
Doers Education Asean Ltd
filed 2020-03-30
CIK 1672885

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 25, 2020
Common Stock, par value $0.0001	20,390,000

Documents incorporated by reference: None

DOERS EDUCATION ASEAN LIMITED.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED December 31, 2019

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

In July 2016, the Company implemented a change of control by redeeming shares of existing stockholders, issuing shares to new stockholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the stockholders of the Company and its board of directors unanimously approved the change of the Company’s name from Collins Island Acquisition Corporation to Doers Education ASEAN Ltd.

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

LAOS. Startup companies in Laos have a strong focus for rebuilding their country. At seven million strong, Laos has over  50 per cent of population at 25 years or younger. Laos IT Business Incubation Center is a leading incubator in the country. Currently a business incubator of the National University of Laos offers entrepreneurship development, business consulting, business matching, technical support, access to funding and networking.

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

Item 3. Legal Proceedings

There is no litigation pending or threatened by or against the Company. Management is aware that certain current and prior blank check companies of which Messrs. Cassidy and McKillop were the officers and directors have received subpoenas for documents in regard to a formal investigation by the Securities and Exchange Commission (In the matter HO-12590 ) requesting documentation regarding the share ownership of those companies. Management has no independent knowledge or information regarding these subpoenas but believes it is part of a wider review by the SEC concerning the filing of management ownership reports.

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

Since inception, the Company has sold securities which were not registered as follows:

Date	Name	Number of Shares		Shares Outstanding
April 4, 2016	two directors and officers	20,000,000		20,000,000
July 24, 2016	Redemption	19,500,000		500,000
July 25, 2016	Lin Wei-Hsien	19,000,000		19,500,000
July 25, 2016	DazMc Securities	500,000		20,000,000
September 30, 2016	38 stockholders	640,000		20,640,000
March 6, 2018	Cancellation	250,000	*	20,390,000

*	On March 6, 2018, the Company repurchased 250,000 shares from its stockholder for $25. The 250,000 shares were canceled.

Item 6. Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Doers Education Asean Ltd. (formerly “Collins Island Acquisition Corporation”) was incorporated on April 4, 2016 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Doers Education Asean Ltd. (“Doers” or the “Company”) is a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012

Since inception Doers’ operations to date of the period covered by this report have been limited to issuing shares of common stock to its original stockholders and filing a registration statement on Form 10 on May 2, 2016 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

Doers has no operations nor does it currently engage in any business activities generating revenues. Subsequent to the change of control which occurred in July 2016, the Company anticipates that it will effect a business combination to develop its business plan focused on business education and development.

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

As of December 31, 2019, Doers had not generated revenues and had no income or cash flows from operations since inception. Doers had sustained net loss of $21,660 for the year ended December 31, 2019 and has an accumulated deficit of $100,390 and $78,730 as of December 31, 2019 and 2018, respectively.

The Company generated $14,970 cash inflows from financing activities for the year ended December 31, 2019. Total $14,970 net proceeds from a related party were payments made by a related party on behalf of the Company for operating expenses purposes. The Company generated $36,985 cash inflows from financing activities for the year ended December 31, 2018. Total $37,010 net proceeds from a related party were payments made by a related party on behalf of the Company for operating expenses purposes.

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

The financial statements for the year ended December 31, 2019 and 2018 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the year ended December 31, 2019, we have had no disagreements with our accountants on accounting and financial disclosure.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The following table sets forth information regarding the member of the Company’s board of directors and its executive officer:

Name	Age	Position	Year Commenced
Lin Wei-Hsien	55	President, Treasurer and Secretary	2016

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

Conflicts of Interest

The officers and directors of the Company have organized and expect to organize other companies with an identical structure, purpose, officers, directors and stockholders. As such management believes there is no conflict of interest in these companies.

The blank check companies with which prior management (including the directors) is involved are identical except for the name. As and when created, no one blank check company offers management any more favorable terms than the others. Thus no conflict of interest arises for management between any of the blank check companies.

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by stockholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Code of Ethics

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

Corporate Governance

For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At the period covered by this Report, the Company consists of two stockholders who serve as the corporate directors and officers. The Company has no activities and receives no revenues.

At such time that the Company enters into a business combination and/or has additional stockholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. There is no established process by which stockholders to the Company can nominate members to the Company’s board of directors. Similarly, however, at such time as the Company has more stockholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for stockholder nomination of members to the Company’s board of directors.

Item 11. Executive Compensation

Discussion of Compensation Table

The Company has not paid any compensation to date. The Company anticipates that it will commence payment of compensation. No officer or director received any salary or stock or stock awards in 2019.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

As of December 31, 2019, the Company issued a total of 20,390,000 shares of common stock pursuant to Section 4(2) of the Securities Act at a discount of $2,000.

In accordance with an April 29, 2016 Board of Directors meeting, Mr. Wei-Hsien – President of the company agreed to pay all operation expenses for the Company as Director’s loan with no interest calculated until the Company can raise sufficient funds for its operation and project development. This was an oral agreement between the Company and Mr. Wei-Hsien. As of December 31, 2019 and 2018, due to Mr. Wei-Hsien amounted to $94,869 and $79,899 representing professional fees paid on behalf of the Company.

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

Audit Fees consist of fees billed for professional services rendered for the audit of our company’s financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements. The following table represents audit fees for the years ended December 31, 2019 and 2018, respectively.

	2019	2018
Audit Fees	$7,000	$7,000

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Doers Education Asean Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Doers Education Asean Limited (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Los Angeles, California

March 25, 2020

DOERS EDUCATION ASEAN LIMITED

BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS

Current Assets
Cash and cash equivalents	$3,374	$6,989

Total Assets	$3,374	$6,989

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued liabilities	$7,250	$4,175
Due to a related party	94,869	79,899
Total Liabilities	102,119	84,074

Stockholders’ Deficit
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at December 31, 2019 and 2018, respectively	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized; 20,390,000 and 20,390,000 shares issued and outstanding at December 31, 2019 and 2018, respectively	2,039	2,039
Discount on common stock	(2,000)	(2,000)
Additional paid-in capital	1,606	1,606
Accumulated deficit	(100,390)	(78,730)
Total stockholders’ deficit	(98,745)	(77,085)
Total Liabilities and Stockholders’ Deficit	$3,374	$6,989

The accompanying notes are an integral part of these financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	For the years ended December 31,
	2019	2018

Revenue	$-	$-
Cost of Revenues	-	-
Gross Profit	-	-

Operating expenses	21,668	23,706

Other Income	(8)	(21)

Loss before income taxes	(21,660)	(23,685)

Income Tax Expense	-	-

Net loss	$(21,660)	$(23,685)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares- basic and diluted	20,390,000	20,433,836

The accompanying notes are an integral part of these financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

			Discount on	Additional		Total
	Common Stock		Common	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Deficit

Balance December 31, 2017	20,640,000	$2,064	$(2,000)	$1,606	$(55,045)	$(53,375)

Redemption of common stock	(250,000)	(25)	-	-	-	(25)

Net loss	-	-	-	-	(23,685)	(23,685)

Balance December 31, 2018	20,390,000	2,039	(2,000)	1,606	(78,730)	(77,085)

Net loss	-	-	-	-	(21,660)	(21,660)

Balance December 31, 2019	20,390,000	$2,039	$(2,000)	$1,606	$(100,390)	$(98,745)

The accompanying notes are an integral part of these financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	For the years ended December 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(21,660)	$(23,685)
Changes in Operating Assets and Liabilities:
Accrued liabilities	3,075	(6,375)
Net cash used in operating activities	(18,585)	(30,060)

FINANCING ACTIVITIES
Net proceeds from a related party	14,970	37,010
Payments made to a stockholder to redeem common stock	-	(25)
Net cash provided by financing activities	14,970	36,985

Net (decrease) increase in cash	(3,615)	6,925

Cash, beginning of period	6,989	64

Cash, end of period	$3,374	$6,989

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements.

DOERS EDUCATION ASEAN LIMITED

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Doers Education Asean Limited (the “Company”) was incorporated on April 4, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original stockholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of December 31, 2019 and 2018, the Company had cash on hand and in bank of $3,374 and $6,989, respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash in bank in Taiwan where the standard deposit insurance coverage limit is approximately $100,627 (NT$3 million). The Company’s bank balance did not exceed the insured amounts as of December 31, 2019 and 2018, respectively.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2019 and 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss with the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2019 and 2018, there are no outstanding dilutive securities.

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

Level 3 unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, accrued expenses and due to a related party to approximate the fair value of the respective assets and liabilities at December 31, 2019 and 2018 based upon the short-term nature of the assets and liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS

The management believe the recently issued but not yet adopted accounting pronouncements will not have a material impact on its financial position results of operations or cash flows.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $21,660 and $23,685 during the years ended December 31, 2019 and 2018, respectively. The Company had a working capital deficit of $98,745 and an accumulated deficit of $100,390 as of December 31, 2019 and a working capital deficit of $77,085 and an accumulated deficit of $78,730 as of December 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of December 31, 2019 and 2018, the Company had accrued professional fees of $7,250 and $4,175, respectively.

NOTE 4 - DUE TO A RELATED PARTY

Due to a related party amounted to $94,869 and $79,899 as of December 31, 2019 and 2018 was due to Lin Wei-Hsien, the director and major stockholder of the Company. The amount due to related party is interest free, with no collateral, and due on demand.

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

On July 25, 2016, the Company issued 19,500,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par and at a discount of $1,950 representing 97.5% of the total outstanding 19,000,000 shares of common stock to Lin Wei-Hsien and 500,000 shares to DazMc Securities. DazMc Securities works with Lin Wei-Hsien together as stockholders and management of the Company.

On September 30, 2016, the Company issued 640,000 shares of its common stock to 38 stockholders for $64 at par value.

On March 6, 2018, the Company repurchased 250,000 shares from its stockholder for $25. The 250,000 shares were cancelled.

As of December 31, 2019, 20,390,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 6 - SUBSEQUENT EVENT

Management has evaluated subsequent events through March 25, 2020, the date that the financial statements were issued. All subsequent events requiring recognition as of December 31, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOERS EDUCATION ASEAN LIMITED

Date: March 25, 2020	By:	/s/ Lin Wei-Hsien
Lin Wei-Hsien
President and Chief Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Lin Wei-Hsien	President and Chief Financial Officer	March 25, 2020