Form 10-Q
period 2020-03-31
Doers Education Asean Ltd
filed 2020-08-21
CIK 1672885

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at August 21, 2020
Common Stock, par value $0.0001	20,390,000
Documents incorporated by reference:	None

FINANCIAL STATEMENTS

i

DOERS EDUCATION ASEAN LIMITED

BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current Assets
Cash	$3,374	$3,374

Total Assets	$3,374	$3,374

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$10,725	$7,250
Due to a related party	94,869	94,869
Total Liabilities	105,594	102,119

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized; 20,390,000 and 20,390,000 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2,039	2,039
Discount on common stock	(2,000)	(2,000)
Additional paid-in capital	1,606	1,606
Accumulated deficit	(103,865)	(100,390)
Total stockholders’ deficit	(102,220)	(98,745)
Total Liabilities and Stockholders’ Deficit	$3,374	$3,374

 The accompanying notes are an integral part of these unaudited financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	For the three months ended March 31,
	2020	2019

Revenue	$-	$-
Cost of Revenues	-	-
Gross Profit	-	-

Operating expenses	3,475	8,109

Other Income	-	-

Loss before income taxes	(3,475)	(8,109)

Income Tax Expense	-	-

Net loss	$(3,475)	$(8,109)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares-basic and diluted	20,390,000	20,390,000

The accompanying notes are an integral part of these unaudited financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

			Discount on	Additional
	Common Stock		Common	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Deficit

Balance December 31, 2019	20,390,000	2,039	(2,000)	1,606	(100,390)	$(98,745)

Net loss	-	-	-	-	(3,475)	(3,475)

Balance March 31, 2020	20,390,000	$2,039	$(2,000)	$1,606	$(103,865)	$(102,220)

			Discount on	Additional
	Common Stock		Common	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Deficit

Balance December 31, 2018	20,390,000	2,039	(2,000)	1,606	(78,730)	$(77,085)

Net loss	-	-	-	-	(8,109)	(8,109)

Balance March 31, 2019	20,390,000	$2,039	$(2,000)	$1,606	$(86,839)	$(85,194)

The accompanying notes are an integral part of these unaudited financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF CASH FLOWS

FOR THE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	For the three months ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net Loss	$(3,475)	$(8,109)
Changes in Operating Assets and Liabilities:
Prepaid expense	-	(300)
Accrued liability	3,475	4,179
Net cash used in operating activities	-	(4,230)

Net decrease in cash	-	(4,230)

Cash, beginning of period	3,374	6,989

Cash, end of period	$3,374	$2,759

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

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

The outbreak of COVID19 coronavirus worldwide starting from the beginning of 2020. The Company has no operation, no sales, and no employees. The recent developments of COVID 19 are not expected to have any impact to our business. Other financial impact could occur though such potential impact is unknown at this time.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited financial statements. Such unaudited financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying unaudited financial statements. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to U.S. GAAP rules and regulations. The results for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

These unaudited financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2019, which were included in the Company’s 2019 Annual Report on Form 10-K (“2019 Form 10-K”). The accompanying balance sheet as of December 31, 2019, has been derived from the Company’s audited financial statements as of that date.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of March 31, 2020 and December 31, 2019, the Company had cash in bank of $3,374 and $3,374, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash in bank in Taiwan where the standard deposit insurance coverage limit is approximately $100,627 (NT$3 million). The Company’s bank balance did not exceed the insured amounts as of March 31, 2020 and December 31, 2019, respectively.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2020 and December 31, 2019, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss with the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2019 and December 31, 2019, there are no outstanding dilutive securities.

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, accrued expenses and due to a related party to approximate the fair value of the respective assets and liabilities at March 31, 2020 and December 31, 2019 based upon the short-term nature of the assets and liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS

The management believe the recently issued but not yet adopted accounting pronouncements will not have a material impact on its financial position results of operations or cash flows.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $3,475 and $8,109 during the three months ended March 31, 2020 and 2019, respectively. The Company had a working capital deficit of $102,220 and an accumulated deficit of $103,865 as of March 31, 2020 and a working capital deficit of $98,745 and an accumulated deficit of $100,390 as of December 31, 2019. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of March 31, 2020 and December 31, 2019, the Company had accrued professional fees of $10,725 and $7,250, respectively.

NOTE 4 - DUE TO A RELATED PARTY

Due to a related party amounted to $94,869 and $94,869 as of March 31, 2020 and December 31, 2019 was due to Lin Wei-Hsien, the director and major shareholder of the Company. The amount due to related party is interest free, with no collateral, and due on demand.

NOTE 5 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 10,000,000,000 shares of common stock and 20,000,000 shares of preferred stock. On March 21, 2017, the Company increased its authorized shares of common stock from 100,000,000 shares to 10,000,000,000.

As of March 31, 2020, 20,390,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has no commitments and contingencies as of March 31, 2020 and December 31, 2019.

NOTE 7 - SUBSEQUENT EVENT

Management has evaluated subsequent events through August 21, 2020, the date which the financial statements were issued. All subsequent events requiring recognition as of March 31, 2020 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

The outbreak of COVID19 coronavirus worldwide starting from the beginning of 2020. The Company has no operation, no sales, and no employees. The recent developments of COVID 19 are not expected to have any impact to our business. Other financial impact could occur though such potential impact is unknown at this time.

Results of Operations

As of March 31, 2019, Doers had not generated revenues and had no income or cash flows from operations since inception. Doers had sustained net loss of $3,475 and $8,109 for the three months ended March 31, 2020 and 2019, respectively. The Company has an accumulated deficit of $103,865 and $100,390 as of March 31, 2020 and December 31, 2019, respectively.

Operating expenses totaled $3,405 for the three months ended March 31, 2020, compared to $8,109 for the three months ended March 31, 2019, a decrease of $4,634 or approximately 57.15%. The decrease is mainly attributed to the decrease in professional expenses.

Liquidity and Capital Resources

At March 31, 2020, cash and cash equivalents were $3,374, compared to $3,374 at December 31, 2019. Our working capital deficit increased by $3,476 to a deficit of $102,221 at March 31, 2020 from $98,745 at December 31, 2019.

The Company used $0 and $4,230 from operating activities for the three months ended March 31, 2020 and 2019, respectively. The decrease is due to decreased net loss and decreased accrued liabilities.

At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

Off Balance Sheet Arrangements

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

None

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

DOERS EDUCATION ASEAN LIMITED

Date: August 21, 2020	By:	/s/ Lin Wei-Hsien
Lin Wei-Hsien
President and Chief Financial Officer