Form 10-K
period 2020-12-31
Doers Education Asean Ltd
filed 2021-04-05
CIK 1672885

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 1, 2021
Common Stock, par value $0.0001	20,140,000

Documents incorporated by reference: None

DOERS EDUCATION ASEAN LIMITED.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

INDONESIA. Indonesia’s startup market is still at infancy. Nonetheless, Indonesia’s population is very technologically adept. Indonesia is one among the most active countries on social media. It has Facebook’s fourth largest number of users and fifth largest number of users of Twitter. The Internet users in Indonesia are projected to grow from 150 million (2019) to 175 million (2020). Nearly three-quarter (74%) of mobile users use social media apps and on an average a person spends 2 hours 54 minutes on social media each day. Apple, Facebook, Twitter and Uber have started their offices in the country. Incubators & Accelerators in the region include: IdeaBox, Kolaborasi, Kapital, FI Indonesia, Grupara Inc, ideosource and Batavia Incubator.

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

Digital Education Systems in ASEAN

High penetration of digital use in Southeast Asia is a positive indicator of the region’s readiness for accessing online training materials. As of 2019 out of the estimated 655.1 million ASEAN population, 443.4 million are active internet users, 399.6 million are active social media users, and 366.9 million are active mobile social media users.  The Company believes the penetration of digital use in ASEAN creates opportunity and demand for digital education systems the Company intends to offer to the ASEAN community.

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

Since inception, the Company has sold securities which were not registered as follows:

Date	Name	Number of Shares		Shares Outstanding
April 4, 2016	two directors and officers	20,000,000		20,000,000
July 24, 2016	Redemption	19,500,000		500,000
July 25, 2016	Lin Wei-Hsien	19,000,000		19,500,000
July 25, 2016	DazMc Securities	500,000		20,000,000
September 30, 2016	38 stockholders	640,000		20,640,000
March 6, 2018	Cancellation	250,000	*	20,390,000
June 8, 2020	Cancellation	250,000	*	20,140,000

*

On March 6, 2018, the Company repurchased 250,000 shares from its stockholder for $25. The 250,000 shares were canceled.

On June 8, 2020, a shareholder canceled 250,000 shares of common stock for no consideration

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

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

The measures taken to date will impact the Company’s business for the fiscal year and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Results of Operations

As of December 31, 2020, Doers had not generated revenues and had no income or cash flows from operations since inception. Doers had sustained net loss of $17,547 for the year ended December 31, 2020 and has an accumulated deficit of $117,937 and $100,390 as of December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

The Company generated $16,859 cash inflows from financing activities for the year ended December 31, 2020. Total $16,859 net proceeds from a related party were payments made by a related party on behalf of the Company for operating expenses purposes. The Company generated $14,970 cash inflows from financing activities for the year ended December 31, 2019. Total $14,970 net proceeds from a related party were payments made by a related party on behalf of the Company for operating expenses purposes.

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

Significant Accounting Estimates and Policies

See Note 1 to our 2020 financial statements for significant accounting policies affecting our financial statements.

Item 8. Financial Statements and Supplementary Data

The financial statements for the years ended December 31, 2020 and 2019 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the year ended December 31, 2020, we have had no disagreements with our accountants on accounting and financial disclosure.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2020, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The following table sets forth information regarding the member of the Company’s board of directors and its executive officer:

Name	Age	Position	Year Commenced
Lin Wei-Hsien	56	President, Treasurer and Secretary	2016

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

Item 11. Executive Compensation

Discussion of Compensation Table

The Company has not paid any compensation to date. The Company anticipates that it will commence payment of compensation. No officer or director received any salary or stock or stock awards in 2020.

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

Name of Beneficial Owner	Position	Amount of Shares Beneficial Owned	Percent of class (1)
Wei-Hsien, Lin	President, Secretary and Treasurer	19,000,000	94.34%

(1) Based upon 20,140,000 shares outstanding as of the date of this offering.

Item 13. Certain Relationships and Related Transactions and Director Independence

As of December 31, 2020, the Company issued a total of 20,140,000 shares of common stock pursuant to Section 4(2) of the Securities Act at a discount of $2,000.

In accordance with an April 29, 2016 Board of Directors meeting, Mr. Wei-Hsien – President of the Company agreed to pay all operation expenses for the Company as Director’s loan with no interest calculated until the Company can raise sufficient funds for its operation and project development. This was an oral agreement between the Company and Mr. Wei-Hsien. As of December 31, 2020 and 2019, due to Mr. Wei-Hsien amounted to $111,728  and $94,869 representing professional fees paid on behalf of the Company.

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

Audit Fees consist of fees billed for professional services rendered for the audit of our company’s financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements. The following table represents audit fees for the years ended December 31, 2020 and 2019, respectively.

	2020	2019
Audit Fees	$7,000	$7,000

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Doers Education Asean Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Doers Education Asean Limited (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Los Angeles, California

April 1, 2021

DOERS EDUCATION ASEAN LIMITED

BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS

Current Assets
Cash	$3,376	$3,374

Total Assets	$3,376	$3,374

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued liabilities	$7,940	$7,250
Due to a related party	111,728	94,869
Total Liabilities	119,668	102,119

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized;
none issued and outstanding at December 31, 2020 and 2019, respectively	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized;
20,140,000 and 20,390,000 shares issued and outstanding at December 31, 2020 and 2019, respectively	2,014	2,039
Discount on common stock	(2,000)	(2,000)
Additional paid-in capital	1,631	1,606
Accumulated deficit	(117,937)	(100,390)
Total stockholders' deficit	(116,292)	(98,745)
Total Liabilities and Stockholders' Deficit	$3,376	$3,374

The accompanying notes are an integral part of these financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

	For the years ended December 31,
	2020	2019

Revenue	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses	17,549	21,668

Other income	(2)	(8)

Loss before income taxes	(17,547)	(21,660)

Income tax expense	-	-

Net loss	$(17,547)	$(21,660)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	20,248,904	20,390,000

The accompanying notes are an integral part of these financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

			Discount on	Additional
	Common Stock		Common	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Deficit	Equity

Balance December 31, 2019	20,390,000	2,039	(2,000)	1,606	(100,390)	$(98,745)
Cancellation of stock	(250,000)	(25)	-	25	-	-
Net loss	-	-	-	-	(17,547)	(17,547)

Balance December 31, 2020	20,140,000	$2,014	$(2,000)	$1,631	$(117,937)	$(116,292)

			Discount on	Additional
	Common Stock		Common	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Deficit	Equity

Balance December 31, 2018	20,390,000	2,039	(2,000)	1,606	(78,730)	$(77,085)

Net loss	-	-	-	-	(21,660)	(21,660)

Balance December 31, 2019	20,390,000	$2,039	$(2,000)	$1,606	$(100,390)	$(98,745)

The accompanying notes are an integral part of these financial statements.

DOERS EDUCATION ASEAN LIMITED

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

	For the years ended December 31,
	2020	2019
OPERATING ACTIVITIES
Net Loss	$(17,547)	$(21,660)
Changes in Operating Assets and Liabilities:
Accrued liability	690	3,075
Net cash used in operating activities	(16,857)	(18,585)

FINANCING ACTIVITIES
Net proceeds from a related party	16,859	14,970
Net cash provided by financing activities	16,859	14,970

Net (decrease) increase in cash	2	(3,615)

Cash, beginning of period	3,374	6,989

Cash, end of period	$3,376	$3,374

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of December 31, 2020 and 2019, the Company had cash on hand and in bank of $3,376 and $3,374, respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash in bank in Taiwan where the standard deposit insurance coverage limit is approximately $106,838 (NT$3 million). The Company’s bank balance did not exceed the insured amounts as of December 31, 2020 and 2019, respectively.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2020 and 2019, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss with the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2020 and 2019, there are no outstanding dilutive securities.

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, accrued expenses and due to a related party to approximate the fair value of the respective assets and liabilities at December 31, 2020 and 2019 based upon the short-term nature of the assets and liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS

The management believe the recently issued but not yet adopted accounting pronouncements will not have a material impact on its financial position results of operations or cash flows.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $17,547 and $21,660 during the years ended December 31, 2020 and 2019, respectively. The Company had a working capital deficit of $116,292 and an accumulated deficit of $117,937 as of December 31, 2020 and a working capital deficit of $98,745 and an accumulated deficit of $100,390 as of December 31, 2019. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of December 31, 2020 and 2019, the Company had accrued professional fees of $7,940 and $7,250, respectively.

NOTE 4 - DUE TO A RELATED PARTY

Due to a related party amounted to $111,728 and $94,869 as of December 31, 2020 and 2019 was due to Lin Wei-Hsien, the director and major stockholder of the Company. The amount due to related party is interest free, with no collateral, and due on demand.

NOTE 5 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 10,000,000,000 shares of common stock and 20,000,000 shares of preferred stock. On March 21, 2017, the Company increased its authorized shares of common stock from 100,000,000 shares to 10,000,000,000.

On June 8, 2020, a shareholder canceled 250,000 shares of common stock for no consideration.

As of December 31, 2020 and 2019, 20,140,000 and 20,390,000 shares of common stock and no preferred stock were issued and outstanding, respectively.

NOTE 6 – INCOME TAXES

Income tax expense for the year ended December 31, 2020 and 2019 is summarized as follows.

	December 31, 2020	December 31, 2019
Deferred:
Federal	$-	$-
State	-	-
Change in valuation allowance	-	-
Income tax expense (benefit)	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2020	December 31, 2019
Tax at statutory tax rate	21%	21%
State taxes	-	-
Other permanent items	-	-
Valuation allowance	(21)%	(21)%
Income tax expense	-	—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carry forward	$24,767	$21,082
Total gross deferred tax assets	24,767	21,082
Less: valuation allowance	(24,767)	(21,082)
Net deferred tax assets	$—	$—

Deferred income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled.

At December 31, 2020 and 2019, the Company had accumulated net operating losses of $117,937 and $100,390, respectively, for U.S. federal and Delaware income tax purposes available to offset future taxable incomes. The net operating losses generated in tax years prior to December 31, 2017, can be carry forward for twenty years, whereas the net operating losses generated after December 31, 2017 can be carry forward indefinitely. Management determined that it was unlikely that the Company’s deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

As of December 31, 2020 and 2019, the Company’s deferred income tax assets and valuation allowance were $24,767 and $21,082, respectively.

In the ordinary course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2020, tax years 2019, 2018 and 2017 remain open for examination by the Internal Revenue Service and the Delaware Division of Revenue. The Company has received no notice of audit from the Internal Revenue Service or the Delaware Division of Revenue for any of the open tax years.

NOTE 7 - SUBSEQUENT EVENT

Management has evaluated subsequent events through April 1, 2021, the date that the financial statements were issued. All subsequent events requiring recognition as of December 31, 2020 have been incorporated into these financial statements and there are no subsequent events that require disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOERS EDUCATION ASEAN LIMITED

Date: April 1, 2021	By:	/s/ Lin Wei-Hsien
Lin Wei-Hsien
President and Chief Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Lin Wei-Hsien	President and Chief Financial Officer	April 1, 2021